Form 10-Q
period 1995-09-30
ICON CASH FLOW PARTNERS LP SERIES A
filed 1995-11-09
CIK 775346

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the period ended       September 30, 1995

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from           to

Commission File Number             2-99858

          ICON Cash Flow Partners, L.P., Series A
     (Exact name of registrant as specified in its charter)


     Delaware                           13-3270490
(State or other jurisdiction of       (IRS Employer Identification Number)
incorporation or organization)


          600 Mamaroneck Avenue, Harrison, New York 10528
  (Address of principal executive offices) (Zip code)


                            (914) 698-0600
       Registrant's telephone number, including area code



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             [ x] Yes     [  ] No

             ICON Cash Flow Partners, L.P., Series A
                (A Delaware Limited Partnership)


                 PART I - FINANCIAL INFORMATION


     The following financial statements of ICON Cash Flow Partners, L.P., Series A (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 1994 Annual Report on Form 10-K.

             ICON Cash Flow Partners, L.P., Series A
                (A Delaware Limited Partnership)

September 30, 1995

          General Partner's Discussion and Analysis of
          Financial Condition and Results of Operations
     The Partnership's portfolio consisted of a net investment in financings, finance leases and operating leases representing 70%, 29% and 1% of total investments at September 30, 1995, respectively, and 66%, 31% and 3% of total investments at September 30, 1994, respectively.

Three Months Ended September 30, 1995 and 1994

     For the three months ended September 30, 1995 and 1994, the Partnership leased or financed equipment with an initial cost of $0 and $14,328, respectively, to 0 and 1 lessee or equipment user, respectively.

Results of Operations

     Revenues for the three months ended September 30, 1995 were $49,795, representing a decrease of $43,669 or 47% from 1994.  The decrease in revenues was primarily attributable to a decrease in net gain on sales or remarketing of equipment of $26,017 or 59%, a decrease in finance income of $11,928 or 36% and
a decrease in interest income and other of $5,724 or 80% from 1994.   The net
gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment.  The overall decrease in finance income resulted from a decrease in the size of the average portfolio from 1994 to 1995.  Interest income and other decreased due to a decrease in late charges received.  Rental income remained constant from 1994 to 1995.

     Expenses for the three months ended September 30, 1995 were $29,448, representing a decrease of $24,042 or 45% from 1994.  The decrease in expenses was primarily attributable to a decrease in general and administrative expenses of $12,052 or 51% from 1994.  Results were also affected by a decrease in interest expense of $6,016 or 40%, a decrease in depreciation expense of $3,721 or 43%, a decrease in management fees of $1,856 or 57% and a decrease in administrative expense reimbursements of $397 or 14% from 1994.  The decrease in general and administrative expenses, management fees and administrative expense reimbursements resulted from a decrease in the size of the average portfolio.
Management fees were also affected by the reduction in management fee rates.
Under the original Partnership agreement, the General Partner was entitled to management fees at either 2% or 5% of rents, depending on the type of investments under management.  In conjunction with the solicitation to amend the Limited
Partnership Agreement, effective January 31, 1995, the General Partner reduced its management fees to a flat rate of 1% of rents for all investments under management.  The General Partner previously reduced its management fees on
January 1, 1994 to a flat rate of 2%.  The foregone management fees, the difference between the flat rate (1% or 2%) and the allowable rates per the
Partnership agreement (2% or 5%) of rents, totaled $3,304 for the three months ended September 30, 1995.  These foregone management fees are not accruable in future years.  Interest expense decreased due to a decrease in the average debt
             ICON Cash Flow Partners, L.P., Series A

                (A Delaware Limited Partnership)

September 30, 1995

          General Partner's Discussion and Analysis of
          Financial Condition and Results of Operations outstanding from 1994 to 1995. The decrease in depreciation expense resulted from the Partnership's reduced investment in operating leases.

     Net income for the three months ended September 30, 1995 and 1994 was $20,347 and $39,974, respectively. The net income per weighted average limited partnership unit was $3.86 and $7.58 for 1995 and 1994, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended
September 30, 1995 and 1994 were net cash provided by operations of $42,565 and $33,422, respectively, and proceeds from sales of equipment of $46,645 and 108,330, respectively. These funds were used to make payments on borrowings, fund cash distributions and to purchase equipment. The Partnership intends to purchase additional equipment and fund cash distributions, to the extent there are sufficient funds available after servicing the Partnership's current debt obligation, utilizing cash provided by operations and proceeds from sales of equipment.

     Cash distributions to limited partners for the three months ended September
30, 1995 and 1994, which were paid quarterly, totaled $56,352 and $58,964, of which $19,330 and $37,975 was investment income and $37,022 and $20,989 was a return of capital, respectively. The quarterly annualized cash distribution rate to limited partners was 9.00% and 9.42%, of which 3.09% and 6.07% was investment income and 5.91% and 3.35% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended
September 30, 1995 and 1994 was $11.25 and $11.77, of which $3.86 and $7.58 was investment income and $7.39 and $4.19 was a return of capital, respectively.  The
Partnership had notes payable at September 30, 1995 and 1994 of $411,331 and $619,919, respectively, and such amounts consisted of $181,488 and $0 in General
Partner loans, $166,000 and $510,000 in secured financing and $63,843 and $109,919 in non-recourse notes, respectively.

Nine Months Ended September 30, 1995 and 1994

     For the nine months ended September 30, 1995 and 1994 the Partnership leased or financed equipment with an initial cost of $41,357 and 14,328 to 2 and 1 lessees or equipment users, respectively. The weighted average initial transaction terms relating to these transactions was 50 and 24 months, respectively.

             ICON Cash Flow Partners, L.P., Series A
                (A Delaware Limited Partnership)

September 30, 1995

          General Partner's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations

     Revenues for the nine months ended September 30, 1995 were $162,274, representing a decrease of $49,822 or 23% from 1994.  The decrease in revenues was primarily attributable to a decrease in finance income of $38,850 or 35%, a decrease in net gain on sales or remarketing of equipment of $5,594 or 9% and a
decrease in interest income and other of $5,369 or 57% from 1994.   The overall
decrease in finance income resulted from a decrease in the average portfolio from
1994 to 1995.  The net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment.  Interest income and other decreased due to a decrease in late charges received.  Rental income remained relatively constant from 1994 to 1995.

     Expenses for the nine months ended September 30, 1995 were $96,434, representing a decrease of $57,123 or 37% from 1994. The decrease in expenses was primarily attributable to a decrease in depreciation expense of $26,437 or 64% from 1994. Results were also affected by a decrease in interest expense of $18,048 or 36%, a decrease in general and administrative expenses of $15,364 or 36%, a decrease in management fees of $5,925 or 56%, a decrease in administrative expense reimbursements of $1,322 or 15% and a decrease in amortization of initial direct costs of $27 or 100% from 1994. Depreciation expense decreased due to the Partnership's reduced investment in operating leases. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1994 to 1995. General and administrative expenses, management fees, administrative expense reimbursements and amortization of initial direct costs decreased due to the decrease in the size of the average portfolio. Management fees were also affected by the reduction in management fee rates. Under the original
Partnership agreement, the General Partner was entitled to management fees at either 2% or 5% of rents, depending on the type of investments under management.
In conjunction with the solicitation to amend the Limited Partnership Agreement, effective January 31, 1995, the General Partner reduced its management fees to a flat rate of 1% of rents for all investments under management. The General
Partner previously reduced its management fees on January 1, 1994 to a flat rate of 2%. The foregone management fees, the difference between the flat rate (1% or 2%) and the allowable rates per the Partnership agreement (2% or 5%) of rents, totaled $9,673 for the nine months ended September 30, 1995. These foregone management fees are not accruable in future years. The decrease in these expenses was partially offset by an increase in the provision for bad debts. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that a $10,000 provision for bad debts was required for the nine months ended September 30, 1995.

     Net income for the nine months ended September 30, 1995 and 1994 was $65,840 and $58,539, respectively. The net income per weighted average limited partnership unit was $12.49 and $11.10 for 1995 and 1994, respectively.
             ICON Cash Flow Partners, L.P., Series A

                (A Delaware Limited Partnership)

September 30, 1995

          General Partner's Discussion and Analysis of
          Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the nine months ended
September 30, 1995 and 1994 were net cash provided by operations of $201,906 and $231,813, respectively, proceeds from sales of equipment of $95,979 and $170,123, respectively, General Partner loans totaling $175,000 in 1995 and a General
Partner capital contribution of $75,000 in 1994. These funds were used to make payments on borrowings, fund cash distributions and to purchase equipment. The
Partnership intends to continue to purchase additional equipment and fund cash distributions, to the extent there are sufficient funds available after servicing the Partnership's current debt obligation, utilizing cash provided by operations and proceeds from sales of equipment.

     Cash distributions to limited partners for the nine months ended September
30, 1995 and 1994, which were paid quarterly, totaled $169,181 and $174,541, of which $62,548 and $55,612 was investment income and $106,633 and $118,929 was a return of capital, respectively. The quarterly annualized distribution rate to limited partners was 9.01% and 9.29%, of which 3.33% and 2.96% was investment income and 5.68% and 6.33% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended
September 30, 1995 and 1994 was $33.78 and $34.84 of which $12.49 and $11.10 was investment income and $21.29 and $23.74 was a return of capital, respectively.

     In December 1994, the consent of the limited partners was solicited to amend the Limited Partnership Agreement. 151 investors, representing a 74% majority of the limited partnership units outstanding, responded affirmatively and the amendments were adopted, effective January 31, 1995. The amendments:
(1) extend the Reinvestment Period from six years to eight to ten years, (2) allow the General Partner to lend to the Partnership for a term which can exceed twelve months, up to $250,000 and (3) decrease management fees to a flat rate of 1% for all investments under management.

     In February 1995 and March 1995, the General Partner lent $75,000 and
$100,000, respectively, to the Partnership. Principal on the loans will be repaid only after the extended Reinvestment Period expires, and, the limited partners have received at least a 6% return on their capital. These notes bear interest at the lower of 6% or prime. Interest on the loans will be paid if the Partnership determines that there are sufficient funds available.

     The General Partner contributed $75,000 to the Partnership in the form of capital in 1994. These contributions increased the General Partner's basis in the Partnership, however, profits, losses, cash distributions and disposition proceeds will continue to be allocated 95% to the limited partners and 5% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce his adjusted capital account to zero.

             ICON Cash Flow Partners, L.P., Series A
                (A Delaware Limited Partnership)

September 30, 1995

          General Partner's Discussion and Analysis of
          Financial Condition and Results of Operations

     As of September 30, 1995, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

            ICON Cash Flow Partners, L.P., Series A

                (A Delaware Limited Partnership)

                         Balance Sheets

                           (unaudited)

                                      September 30,    December 31,
                                          1995            1994
        Assets
Cash                                $    81,629     $    82,186

Investment in financings
  Receivables due in installments       517,367         715,176
  Unearned income                       (67,272)       (110,043)
  Allowance for doubtful accounts       (23,819)        (29,351)
                                        426,276         575,782

Investment in finance leases
  Minimum rents receivable              168,827         286,751
  Estimated unguaranteed
    residual values                      37,099          44,721
  Unearned income                       (21,326)        (44,335)
  Allowance for doubtful accounts       (12,084)        (11,328)
                                        172,516         275,809

Investment in operating leases
  Equipment, at cost                     67,298          67,298
  Accumulated depreciation              (60,070)        (45,150)
                                          7,228          22,148

Other assets                             16,741          22,727

Total assets                        $   704,390     $   978,652

       Liabilities and Partners' Equity

Note payable - term loan            $   166,000     $     420,000
Notes payable - General Partner         181,488            -
Notes payable - non-recourse             63,843          98,787
Accounts payable to General Partner
  and affiliates, net                    31,038          81,469
Accounts payable - other                 13,760          17,243
Security deposits and
  deferred credits                       12,667          13,314
                                        468,796         630,813
Commitments and Contingencies

Partners' equity
  General Partner                        24,178          29,790
  Limited partners (5,009 units
  outstanding, $500 per unit
  original issue price)                 211,416         318,049

Total partners' equity                  235,594         347,839

Total liabilities and
  partners' equity                  $   704,390     $   978,652

See accompanying notes to financial statements.
             ICON Cash Flow Partners, L.P., Series A

                      (A Delaware Limited Partnership)

                    Statements of Operations

                           (unaudited)


                         For the Three Months  For the Nine Months
                          Ended September 30,  Ended September 30,
                             1995      1994       1995       1994
Revenue
 Finance income        $21,079   $ 33,007   $71,087    $109,937
 Net gain on sales or
   remarketing of
   equipment            17,734     43,751    58,513     64,107
 Rental income           9,531      9,531    28,593     28,602
 Interest income
   and other             1,451      7,175     4,081      9,450

 Total revenues         49,795     93,464   162,274    212,096

Expenses

 General
   and administrative   11,580     23,632    27,488     42,852
 Interest                9,057     15,073    31,890     49,938
 Depreciation            4,973      8,694    14,920     41,357
 Administrative expense
   reimbursements
   - General Partner     2,447      2,844     7,455      8,777
 Management fees
   - General Partner     1,391      3,247     4,681     10,606
 Amortization of initial
   direct costs             -         -          -          27
 Provision for bad debts     -        -      10,000         -

 Total expenses         29,448     53,490    96,434    153,557

Net income             $20,347   $ 39,974   $65,840    $58,539

Net income allocable to:
 Limited partners      $19,330   $ 37,975   $62,548    $55,612
 General Partner         1,017      1,999     3,292      2,927

                       $20,347   $ 39,974   $65,840    $58,539

Weighted average number
 of limited partnership
 units outstanding       5,009      5,009     5,009      5,009

Net income per weighted
 average limited
 partnership unit      $  3.86   $   7.58   $ 12.49    $ 11.10




See accompanying notes to financial statements.
             ICON Cash Flow Partners, L.P., Series A

                      (A Delaware Limited Partnership)

            Statements of Changes in Partners' Equity

        For the Nine Months Ended September 30, 1995 and the Years Ended December 31, 1994, 1993 and 1992

                           (unaudited)

                 Limited Partner
                  Distributions

                Return of Investment   Limited  General
                 CapitalIncome    Partners   Partner    Total
                  (Per weighted
                   average unit)
Balance at
 December 31, 1991               $1,212,108$(48,155)  $1,163,953

Cash distributions
 to partners     $76.88 $ -      (385,108)  (20,269)  (405,377)

Net loss                          (76,484)   (4,025)   (80,509)

Balance at
 December 31, 1992                750,516   (72,449)   678,067

Cash distributions
 to partners     $53.61 $17.65   (356,915)  (18,785)  (375,700)

Net income                         88,394     4,652     93,046

Balance at
 December 31, 1993                481,995   (86,582)   395,413

Cash distributions
 to partners     $32.73 $13.92   (233,651)  (12,297)  (245,948)

Net income                         69,705     3,669     73,374

Capital contribution                  -     125,000    125,000

Balance at
 December 31, 1994                318,049    29,790    347,839


Cash distributions
 to partners     $21.29 $12.49   (169,181)   (8,904)  (178,085)

Net income                         62,548     3,292     65,840


Balance at
 September 30, 1995              $211,416  $ 24,178   $235,594



See accompanying notes to financial statements.
             ICON Cash Flow Partners, L.P., Series A

                      (A Delaware Limited Partnership)

                    Statements of Cash Flows

             For the Nine Months Ended September 30,

                           (unaudited)
                                             1995       1994
Cash flows provided by operating activities:
 Net income                                 $ 65,840   $  58,539
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation                               14,920      41,357
   Finance income portion of receivables paid
    directly to lenders by lessees            (6,798)    (10,573)
   Net gain on sales or remarketing of equipment(58,513) (64,107)
   Interest expense on non-recourse financing paid
    directly by lessees                        5,680      10,529
   Collection of principal
    - non-financed receivables               217,565     209,256
   Amortization of initial direct costs           -           27
   Provision for bad debts                        -       15,000
   Changes in operating assets and liabilities:
    Allowance for doubtful accounts           (8,276)        -
    Accounts payable to General Partner
     and affiliates, net                     (50,431)     11,695
    Accounts payable - other                  (3,483)     (2,397)
    Security deposits and deferred credits      (647)    (27,877)
    Other assets                               2,103     (17,891)
    Other, net                                23,946       8,255

       Total adjustments                     136,066     173,274

    Net cash provided by operating activities201,906     231,813

Cash flows provided by investing activities:
 Proceeds from sales of equipment             95,979     170,123
 Equipment and receivables purchased         (41,357)    (19,532)

    Net cash provided by
      investing activities                    54,622     150,591

Cash flows used for financing activities:
 Proceeds from General Partner loans         175,000        -
 Cash distributions to partners             (178,085)   (183,727)
 Principal payments on term loan            (254,000)   (210,000)
 Proceeds from term loan                          -      720,000
 Principal payments on credit facility            -     (810,000)
 General Partner capital contribution             -       75,000

    Net cash used for
      financing activities                  (257,085)   (408,727)

Net decrease in cash                            (557)    (26,323)
Cash at beginning of period                   82,186      94,787
Cash at end of period                       $ 81,629   $  68,464


See accompanying notes to financial statements.
             ICON Cash Flow Partners, L.P., Series A

                      (A Delaware Limited Partnership)

                  Notes to Financial Statements

                       September 30, 1995

                           (unaudited)

1.  Basis of Presentation
    The financial statements included herein should be read in conjunction with the Notes to Financial Statements included in the Partnership's 1994 Annual
Report on Form 10-K and have been prepared in accordance with the accounting policies stated therein.

2.  General Partner Loan

    In December 1994, the consent of the limited partners was solicited to amend the Limited Partnership Agreement. 151 investors, representing a 74% majority of the limited partnership units outstanding, responded affirmatively and the amendments were adopted, effective January 31, 1995. The amendments: (1) extend the Reinvestment Period from six years to eight to ten years, (2) allow the General Partner to lend to the Partnership for a term which can exceed twelve months, up to $250,000 and (3) decrease management fees to a flat rate of 1% for all investments under management.

    In February 1995 and March 1995, the General Partner lent $75,000 and
$100,000, respectively, to the Partnership. Principal on the loans will be repaid only after the extended Reinvestment Period expires, and, the limited partners have received at least a 6% return on their capital. These notes bear interest at the lower of 6% or prime. Interest on the loans will be paid if the Partnership determines that there are sufficient funds available.

3.  General Partner Capital Contribution

    The General Partner contributed $75,000 to the Partnership in the form of capital in 1994. This contribution increased the General Partner's basis in the Partnership, however, profits, losses, cash distributions and disposition proceeds will continue to be allocated 95% to the limited partners and 5% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce his adjusted capital account to zero.

4.  Related Party Transactions

    During the nine months ended September 30, 1995 and 1994, the Partnership accrued to the General Partner management fees of $4,681 and $10,606, respectively, and paid or accrued administrative expense reimbursements of $7,455 and $8,777, respectively. These fees and reimbursements were charged to operations.

    The payment of management fees have been deferred since September 1, 1993 and as of September 30, 1995, $30,203 in management fees have been accrued but not paid.

    Under the original Partnership agreement, the General Partner was entitled to management fees at either 2% or 5% of rents, depending on the type of investment under management.  In conjunction with the solicitation to amend the
Limited Partnership Agreement, effective January 31, 1995, the General Partner
                   ICON Cash Flow Partners, L.P., Series A
                (A Delaware Limited Partnership)

            Notes to Financial Statements - Continued

                       September 30, 1995


reduced its management fees to a flat rate of 1% of rents for all investments under management. The General Partner previously reduced its management fees on January 1, 1994 to a flat rate of 2%. The foregone management fees, the difference between the flat rate (1% or 2%) and the allowable rates per the Partnership agreement (2% or 5%) of rents, totaled $9,673 for the nine months ended September 30, 1995. These foregone management fees are not accruable in future years.

    During the nine months ended September 30, 1995 and 1994 the General Partner loaned and contributed $175,000 and $75,000, respectively, to the Partnership.
The Partnership accrued $6,488 in interest relating to the General Partner loans for the nine months ended September 30, 1995 (See Notes 2 and 3).

    There were no acquisition fees paid or accrued by the Partnership for the nine months ended September 30, 1995 and 1994.

5.  Supplemental Disclosures of Cash Flow Information

    During the nine months ended September 30, 1995 and 1994, non-cash activities included the following:
                                               1995        1994
Principal and interest on direct finance
 receivables paid directly to lender by lessees$40,624  $ 47,045
Principal and interest on non-recourse
 financing paid directly by lessee           (40,624)    (47,045)
Notes payable to affiliates assumed in
 purchase price                                   -        1,073
Fair value of receivables purchased for debt      -       (1,073)
                                            $     -     $    -

    Interest expense of $31,890 and $49,938 for the nine months ended September
30, 1995 and 1994 consisted of: interest expense on non-recourse financing paid directly by lessees of $5,680 and $10,529, respectively, interest on term loan/revolving credit facility of $19,722 and $39,282, respectively, interest on General Partner loans of $6,488 in 1995 and other interest of $127 in 1994.

             ICON Cash Flow Partners, L.P., Series A
                (A Delaware Limited Partnership)


                             PART II

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Reports and Amendments

The Partnership did not file any amendments during the nine months ended September 30, 1995.

The Partnership filed Exhibit 27 - Financial Data Schedule to the September 30, 1995 EDGAR filing.
             ICON Cash Flow Partners, L.P., Series A
                      (A Delaware Limited Partnership)



                           SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ICON CASH FLOW PARTNERS, L.P., SERIES A
                              File No. 2-99858 (Registrant)
                              By its General Partner,
                              ICON Capital Corp.



November 10, 1995
      Date                    Charles Duggan
                              Executive Vice President and Chief
                              Financial Officer
                              (Principal financial and account officer of the General Partner of the Registrant)