Form 10-K
period 1995-12-31
ICON CASH FLOW PARTNERS LP SERIES A
filed 1996-04-01
CIK 775346

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

[  X ]    Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 [Fee Required]

For the fiscal year ended     December 31, 1995

                               or

[     ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 [Fee Required]

For the transition period from           to

Commission File Number        2-99858

          ICON Cash Flow Partners, L.P., Series A
(Exact name of registrant as specified in its charter)

          Delaware                           13-3270490
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)       Identification Number)

     600 Mamaroneck Avenue, Harrison, New York  10528-1632
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code (914) 698-0600

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each class                Name of each exchange on
                                   which registered





Securities registered pursuant to Section 12(g) of the Act:  None


(Title of class)


(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes       [  ] No
     ICON Cash Flow Partners, L.P., Series A

                (A Delaware Limited Partnership)

                        December 31, 1995

                        TABLE OF CONTENTS


Item                                                        Page

PART I

1. Business                                               3-4

2. Properties                                               5

3. Legal Proceedings                                        5

4. Submission of Matters to a Vote of Security Holders      5

PART II

5. Market for the Registrant's Securities and Related
   Security Holder Matters                                  5

6. Selected Financial and Operating Data                    6

7. General Partner's Discussion and Analysis of Financial
   Condition and Results of Operations                   7-10

8. Financial Statements and Supplementary Data          11-27

9. Changes in and Disagreements with Accountants on
   Accounting and Financial Disclosure                     28

PART III

10.  Directors and Executive Officers of the
     Registrant's General Partner                       28-29

11.  Executive Compensation                                30

12.  Security Ownership of Certain Beneficial Owners
     and Management                                     30-31

13.  Certain Relationships and Related Transactions        31

PART IV

14.  Exhibits, Reports and Amendments                      32

SIGNATURES                                                 33

             ICON Cash Flow Partners, L.P., Series A
                (A Delaware Limited Partnership)

                        December 31, 1995

PART I

Item 1.  Business

General Development of Business

  ICON Cash Flow Partners, L.P., Series A (the "Partnership") was formed in May
1985 as a Delaware limited partnership. The Partnership commenced business operations on its initial closing date, May 6, 1988, with the admission of 2,415 limited partnership units.  Between June 1, 1988 and December 31, 1988, 1,352 additional units were admitted.  Between January 1, 1989 and February 1, 1989
(the final closing date), 1,242 additional units were admitted bringing the final admission to 5,009 units totaling $2,504,500 in capital contributions. The sole general partner is ICON Capital Corp. (the "General Partner").

  In December 1994, the consent of the 225 limited partners was solicited to amend, effective January 31, 1995, the Partnership Agreement. The vote was passed 151 affirmative to 31 negative with 43 abstaining. The amendments to the Partnership Agreement include: (1) extending the Reinvestment Period from six years, to eight to ten years, (2) allowing the General Partner to lend funds to the Partnership for a term which can exceed 12 months, up to $250,000 and (3) decreasing the management fees to a flat rate of 1% of rents for all investments under management.

  In February 1995 and March 1995, the General Partner lent $75,000 and
$100,000, respectively, to the Partnership. Principal on the loans will be repaid only after the extended Reinvestment Period expires, and, the limited partners have received at least a 6% return on their capital. These notes bear interest at the lower of 6% or prime. Interest on the loans will be repaid if the Partnership determines that there are sufficient funds available.

  The General Partner contributed $125,000 to the Partnership in the form of capital in 1994. These contributions increased the General Partner's basis in the Partnership, however, profits, losses, cash distributions and disposition proceeds will continue to be allocated 95% to the limited partners and 5% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital account to zero.

Narrative Description of Business

  The Partnership is an equipment leasing income fund.  The principal investment objective of the Partnership is to acquire a diversified portfolio of equipment on lease to credit-worthy lessees which will: (1) preserve, protect and return the Partnership's invested capital; (2) generate cash available for distribution from which the Partnership has made and intends to continue to make distributions to the partners, with any balance remaining to be used to purchase additional equipment during a reinvestment period ending not earlier than eight years, and
             ICON Cash Flow Partners, L.P., Series A

                (A Delaware Limited Partnership)

                        December 31, 1995
not later than ten years, after the final closing date (between February 1, 1997 and February 1, 1999); and (3) provide cash distributions and net disposition and re-lease proceeds, periodically, following the reinvestment period until all the equipment purchased by the Partnership has been sold. In addition to acquiring equipment for lease, the Partnership also provides financing to certain manufacturers, lessors and lessees.

  The equipment leasing industry is highly competitive. In initiating its leasing transactions, the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies.
Many competitors are larger than the Partnership and have access to more favorable financing. Competitive factors in the equipment leasing business primarily involve pricing and other financial arrangements, equipment remarketing capabilities and servicing of lessees.

  The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

  For the years ended December 31, 1995 and 1994, the Partnership purchased and leased or financed $41,357 and $14,328 of equipment, respectively, with a weighted average initial transaction term of 50 and 24 months, respectively. At December 31, 1995 the weighted average initial transaction term of the portfolio was 47 months. A summary of the portfolio equipment cost by category held at December 31, 1995 and 1994 is as follows:
[CAPTION]

                          December 31, 1995    December 31, 1994
                           Cost        Percent    Cost       Percent

Computer systems       $419,384      29.6%   $ 500,975    31.5%
Retail systems          299,712      21.2      328,218    20.6
Manufacturing
  & production          231,721      16.4      218,922    13.8
Copiers                 170,387      12.0      219,467    13.8
Video production         85,713       6.1       85,713     5.4
Material handling        54,079       3.8       54,079     3.4
Sanitation               41,675       2.9       63,127     4.0
Printing                 33,034       2.3       33,034     2.1
Office furniture
  & fixtures             28,431       2.0       28,431     1.8
Telecommunications       26,238       1.9       26,238     1.6
Medical                  25,128       1.8       25,128     1.6
Agriculture                  -        -          7,828      .4
                       $1,415,502   100.0%   $1,591,160  100.0%
             ICON Cash Flow Partners, L.P., Series A

                (A Delaware Limited Partnership)

                        December 31, 1995
  At December 31, 1995, the Partnership did not lease or finance any equipment which individually represents greater than 10% of the total portfolio equipment cost at December 31, 1995.

Item 2.  Properties

  The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs. The General Partner has exclusive control over all aspects of the business of the Partnership, including providing any necessary office space. As such, the General Partner is compensated for services related to the management of the Partnership's business.

Item 3.  Legal Proceedings

  The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders through solicitation of proxies or otherwise during 1995.

PART II

Item 5. Market for the Registrant's Securities and Related Security Holder
        Matters

  The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.
[CAPTION]

                                      Number of Equity Security Holders
Title of Class                               as of December 31,

                                            1995       1994

Limited partners                            225         225
General Partner                               1           1
             ICON Cash Flow Partners, L.P., Series A

                (A Delaware Limited Partnership)

                        December 31, 1995
[S]
Item 6.  Selected Financial and Operating Data
[CAPTION]

                               Years Ended December 31,

                   1995     1994      1993      1992      1991

Total revenues  $203,905 $276,133  $435,212  $294,307  $453,846

Net income (loss)$84,037 $ 73,374  $ 93,046  $(80,509) $ 40,530

Net income (loss)
 allocable to
 limited partners$79,835 $ 69,705  $ 88,394  $(76,484) $ 38,503

Net income (loss)
 allocable to the
 General Partner$ 4,202  $  3,669  $  4,652  $ (4,025) $  2,027

Weighted average
 limited partnership
 units outstanding5,009     5,009     5,009     5,009     5,009

Net income (loss)
 per weighted
 average limited
 partnership unit$15.94  $  13.92  $  17.65  $ (15.27) $   7.69

Distributions to
  limited partners$225,533$233,651 $356,915  $385,108  $388,279

Distributions to
  General Partner$11,867 $ 12,297  $ 18,785  $ 20,269  $ 20,436

[CAPTION]

                                  December 31,

                 1995     1994       1993       1992      1991

Total assets  $599,104 $ 978,652  $1,482,002 $1,248,433$2,156,946

Partners' equity$194,476$347,839  $ 395,413  $678,067  $1,163,953


  The above selected financial and operating data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.
             ICON Cash Flow Partners, L.P., Series A

                (A Delaware Limited Partnership)

                      December 31, 1995

Item 7.General Partner's Discussion and Analysis of Financial Condition and
      Results of Operations

  The Partnership's portfolio consisted of a net investment in financings, finance leases and operating leases representing 71%, 28% and 1% of total investments at December 31, 1995, respectively, and 66%, 32% and 2% of investments at December 31, 1994, respectively.

  For the years ended December 31, 1995 and 1994, the Partnership leased or financed equipment with initial costs of $41,357 and $14,328 and weighted average initial transaction terms of 50 and 24 months, respectively, to 2 and 1 lessees or equipment users.

Results of Operations for the Years Ended December 31, 1995 and 1994

  Revenues for the year ended December 31, 1995 were $203,905, representing a decrease of $72,228 or 26% from 1994.  The decrease in revenues was attributable to a decrease in finance income of $50,783 or 36%, a decrease in net gain on sales or remarketing of equipment of $13,015 or 15%, a decrease in interest income and other of $5,244 or 51% and a decrease in rental income of $3,186 or
8% from 1994.  Finance income decreased due to the decreased investment in finance leases and financings.  The net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in
excess of the remaining carrying value of the equipment.   Interest income and
other decreased due to a decrease in the average cash balance from 1994 to 1995.
The decrease in rental income resulted from the Partnership's reduced investment in operating leases.

  Expenses for the year ended December 31, 1995 were $119,868, representing a decrease of $82,891 or 41% from 1994. The decrease in expenses was primarily attributable to a decrease in depreciation expense of $28,094 or 61%, a decrease in interest expense of $24,073 or 38%, a decrease in the provision for bad debts of $23,500 or 70%, a decrease in management fees of $7,656 or 56% and a decrease in administrative expense reimbursements of $1,714 or 15% from 1994.
Depreciation expense decreased due to the Partnership's reduced investment in operating leases. The decrease in interest expense resulted from the decrease in the average debt outstanding from 1994 to 1995. The provision for bad debts was reduced to $10,000 for the year ended December 31, 1995 as a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. Management fees and administrative expense reimbursements decreased due to a decrease in the size of the average portfolio from 1994 to 1995. Management fees were also affected by the reduction in management fee rates. Under the original Partnership agreement, the General Partner was entitled to management fees at either 2% or 5% of rents, depending on the type of investments under management. In conjunction with the solicitation to amend the Limited Partnership Agreement, effective January 31, 1995, the General
             ICON Cash Flow Partners, L.P., Series A
                (A Delaware Limited Partnership)

                        December 31, 1995

 Partner reduced its management fees to a flat rate of 1% of rents for all investments under management. The General Partner previously reduced its management fees on January 1, 1994 to a flat rate of 2%. The foregone management fees, the difference between the flat rate (1% or 2%) and the allowable rates per the Partnership Agreement (2% or 5%) of rents, totaled $12,651 for the year ended
December 31, 1995. These foregone management fees are not accruable in future years. General and administrative expenses remained relatively constant from 1994 to 1995.

  Net income for the years ended December 31, 1995 and 1994 was $84,037 and $73,374, respectively. The net income per weighted average limited partnership unit was $15.94 and $13.92 for 1995 and 1994, respectively.

Results of Operations for the Years Ended December 31, 1994 and 1993

  For the years ended December 31, 1994 and 1993, the Partnership leased or financed equipment with initial costs of $14,328 and $1,226,078, respectively, to 1 and 60 lessees or equipment users, respectively. The weighted average initial transaction term for each year was 24 and 49 months, respectively.

  The Partnerships portfolio consisted of a net investment in financings, finance leases and operating leases of 66%, 32% and 2% of total investments at December 31, 1994, respectively, and 63%, 32% and 5% of investments at December
31, 1993, respectively.

  Revenues for the year ended December 31, 1994 were $276,133, representing a decrease of $159,079 or 37% from 1993. The decrease in revenues was primarily attributable to a decrease in rental income of $85,848 or 69%. Rental income decreased due to the Partnership's reduced investment in operating leases from 1993 to 1994 and as a result of the Partnership recognizing revenue in 1993 on a lease for which revenue had previously been suspended. Results were also affected by a decrease in net gain on sales or remarketing of equipment of $30,158 or 26%, a decrease in interest income and other of $23,223 or 69% and a decrease in finance income of $19,850 or 12%. The net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were greater than the remaining carrying value of the equipment. Interest income and other decreased due to a decrease in the average cash balance from 1993 to 1994. Finance income decreased due to the decreased investment in finance leases and financings.

  Expenses for the year ended December 31, 1994 were $202,759, representing a decrease of $139,407 or 41% from 1993. The decrease in expenses was primarily attributable to a decrease in the provision for bad debts of $54,051 or 62%, a decrease in depreciation expense of $50,849 or 52%, a decrease in management fees of $22,654 or 62% and a decrease in interest expense of $20,901 or 25%, from 1993. These decreases were partially offset by an increase of $7,279 in the
             ICON Cash Flow Partners, L.P., Series A

                (A Delaware Limited Partnership)

                        December 31, 1995

administrative expense reimbursements paid to the General Partner.
Administrative expense reimbursements increased due to the General Partner foregoing such fees for the period January 1, 1993 to September 30, 1993. The decrease in the provision for bad debts was due to a 1993 provision related to an anticipated lease equipment impairment. Depreciation expense decreased due to the reduced investment in operating leases, and as a result of the Partnership recognizing expense in 1993 related to a lease for which expense recognition had previously been suspended. Management fees decreased due to a decrease in the size of the average portfolio and a reduction in management fee rates. Under the partnership agreement, the General Partner is entitled to management fees at either 2% or 5% of rents, depending on the type of investments under management.
Effective January 1, 1994, the General Partner elected to reduce its management fees to a flat rate of 2% of rents for all investments under management. The foregone management fees, the difference between 2% and 5% of rents for certain types of investments, totaled $10,829 for the year ended December 31, 1994.
These foregone management fees are not accruable in future years. Interest expense decreased due to the decrease in average debt outstanding from 1993 to 1994 and as a result of the Partnership recognizing expense in 1993 related to a lease for which expense recognition had previously been suspended.

  Net income for the years ended December 31, 1994 and 1993 was $73,374 and $93,046, respectively. The net income per weighted average limited partnership unit was $13.92 and $17.65 for 1994 and 1993, respectively.

Liquidity and Capital Resources

  The Partnership's primary sources of funds in 1995, 1994 and 1993 were net cash provided by operations of $268,467, $301,679 and $382,184, respectively, proceeds from sales of equipment of $136,363, $216,200 and $490,078, respectively, General Partner loans totaling $175,000 in 1995, borrowings related to a term loan and a revolving credit facility of $720,000 and $935,000 in 1994 and 1993, respectively, and a General Partner capital contribution of $125,000 in 1994. These funds were used to make payments on borrowings, to fund cash distributions and to purchase equipment. The Partnership intends to continue to purchase additional equipment and to fund cash distributions, to the extent there are sufficient funds available after servicing the Partnership's current debt obligation, utilizing cash provided by operations and proceeds from sales of equipment.

  In February 1995 and March 1995, the General Partner lent $75,000 and
$100,000, respectively, to the Partnership. Principal on the loans will be repaid only after the extended Reinvestment Period expires, and, the limited partners have received at least a 6% return on their capital. These notes bear interest at the lower of 6% or prime. Interest on the loans will be repaid if the Partnership determines that there are sufficient funds available.

  The General Partner contributed $125,000 to the Partnership in the form of capital in 1994.  These contributions increased the General Partner's basis in
             ICON Cash Flow Partners, L.P., Series A

                (A Delaware Limited Partnership)

                        December 31, 1995

the Partnership, however, profits, losses, cash distributions and disposition proceeds will continue to be allocated 95% to the limited partners and 5% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital account to zero.

  The Partnership had notes payable of $352,271 and $518,787 at December 31, 1995 and 1994, respectively, and such amounts consisted of $184,113 and $0 in General Partner loans, $116,500 and $420,000 in term loans and $51,658 and $98,787 in non-recourse notes, respectively.

  Cash distributions to limited partners in 1995, 1994 and 1993, which were paid quarterly, totaled $225,533, $233,651 and $356,915, respectively, of which $79,835, $69,705 and $88,394 was investment income and $145,698, $163,946 and
$268,521 was a return of capital, respectively. The quarterly annualized distribution rate to limited partners was 9.00%, 9.33% and 14.25%, of which 3.18%, 2.78% and 3.53% was investment income and 5.82%, 6.55% and 10.72% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the years ended December 31, 1995, 1994 and 1993 was $45.03, $46.65 and $71.26, of which $15.94, $13.92 and $17.65 was investment income and $29.09, $32.73 and $53.61 was a return of capital, respectively.

  Effective September 1, 1993, the Partnership decreased the quarterly distributions from an annualized rate of 15% to an annualized rate of 9%. This action was taken to provide additional funds for reinvestment in equipment and finance transactions so as to enhance the Partnership's ability to make future cash distributions to investors. The Partnership is deferring payment to the General Partner, without interest, on all management fees until cumulative unpaid cash distributions, the difference between 15% and 9%, are paid. The decrease in cash distributions coupled with the deferral of management fees should allow the Partnership to retain sufficient cash to contribute to the growth of the Partnership's asset and capital base.

  As of December 31, 1995, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

[S]

             ICON Cash Flow Partners, L.P., Series A
                (A Delaware Limited Partnership)

                        December 31, 1995

Item 8.  Financial Statements and Supplementary Data


                  Index to Financial Statements
                                                       Page Number

Independent Auditors' Report                             13

Balance Sheets as of December 31, 1995 and 1994          14

Statements of Operations for the Years Ended
  December 31, 1995, 1994 and 1993                       15

Statements of Changes in Partners' Equity for
  the Years Ended December 31, 1995, 1994 and 1993       16

Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993                    17-19

Notes to Financial Statements                         20-27

             ICON Cash Flow Partners, L.P., Series A
                (A Delaware Limited Partnership)

                      Financial Statements

                        December 31, 1995

           (With Independent Auditors' Report Thereon)









                  INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners, L.P., Series A:

We have audited the accompanying balance sheets of ICON Cash Flow Partners, L.P., Series A (a Delaware limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series A as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                                  KPMG PEAT MARWICK LLP



February 16, 1996
New York, New York
             ICON Cash Flow Partners, L.P., Series A

                (A Delaware Limited Partnership)

                         Balance Sheets

                          December 31,

                                              1995        1994
       Assets
Cash                                        $79,759    $ 82,186

Investment in financings
 Receivables due in installments            439,936     715,176
 Unearned income                            (54,157)   (110,043)
 Allowance for doubtful accounts            (19,920)    (29,351)
                                            365,859     575,782

Investment in finance leases
 Minimum rents receivable                   132,210     286,751
 Estimated unguaranteed residual values      36,724      44,721
 Unearned income                            (15,940)    (44,335)
 Allowance for doubtful accounts            (15,322)    (11,328)
                                            137,672     275,809
Investment in operating leases
 Equipment, at cost                          67,298      67,298
 Accumulated depreciation                   (63,386)    (45,150)
                                              3,912      22,148

Other assets                                 11,902      22,727

Total assets                                $599,104   $978,652

       Liabilities and Partners' Equity

Note payable - term loan                    $116,500   $420,000
Notes payable - General Partner             184,113         -
Notes payable - non-recourse                 51,658      98,787
Accounts payable to General Partner
  and affiliates, net                        31,689      81,469
Accounts payable - other                     14,044      17,243
Security deposits and deferred credits        6,624      13,314
                                            404,628     630,813
Commitments and contingencies

Partners' equity
 General Partner                             22,125      29,790
 Limited partners (5,009 units outstanding,
  $500 per unit original issue price)       172,351     318,049

Total partners' equity                      194,476     347,839

Total liabilities and partners' equity      $599,104   $978,652


See accompanying notes to financial statements.
             ICON Cash Flow Partners, L.P., Series A

                (A Delaware Limited Partnership)

                    Statements of Operations

                For the Years Ended December 31,
                                   1995       1994         1993
Revenues

 Finance income                  $88,907    $139,690    $159,540
 Net gain on sales or
   remarketing of equipment      74,970      87,985     118,143
 Rental income                   34,947      38,133     123,981
 Interest income and other        5,081      10,325      33,548

 Total revenues                 203,905     276,133     435,212

Expenses

 Interest                        39,350      63,423      84,324
 General and administrative      36,641      34,468      32,040
Depreciation                     18,236      46,330      97,179
 Provision for bad debts         10,000      33,500      87,551
 Administrative expense reimbursements
   - General Partner              9,690      11,404       4,125
 Management fees - General Partner5,951      13,607      36,261
 Amortization of initial direct costs    -       27         686

 Total expenses                 119,868     202,759     342,166

Net income                       $84,037    $73,374     $93,046

Net income allocable to:
 Limited partners                $79,835    $69,705     $88,394
 General Partner                  4,202       3,669       4,652

                                 $84,037    $73,374     $93,046

Weighted average number of limited
 partnership units outstanding    5,009       5,009       5,009

Net income per weighted average
 limited partnership unit        $15.94     $ 13.92     $ 17.65






See accompanying notes to financial statements.
                ICON Cash Flow Partners, L.P., Series A

                   (A Delaware Limited Partnership)

               Statements of Changes in Partners' Equity

         For the Years Ended December 31, 1995, 1994 and 1993


                         Limited Partner
                          Distributions

                       Return ofInvestment Limited   General
                        Capital   Income   Partners  Partner   Total
                          (Per weighted
                           average unit)
Balance at
  December 31, 1992                      $ 750,516  $(72,449)$ 678,067

Cash distributions
  to partners           $53.61   $17.65   (356,915) (18,785)  (375,700)

Net income                                  88,394    4,652     93,046

Balance at
  December 31, 1993                        481,995  (86,582)   395,413

Cash distributions
  to partners           $32.73   $13.92   (233,651) (12,297)  (245,948)

Net income                                  69,705    3,669     73,374

Capital contribution                          -     125,000    125,000

Balance at
  December 31, 1994                        318,049   29,790    347,839

Cash distributions
  to partners           $29.09   $15.94   (225,533) (11,867)  (237,400)

Net income                                  79,835    4,202     84,037

Balance at
  December 31, 1995                      $ 172,351  $22,125  $ 194,476





See accompanying notes to financial statements.
             ICON Cash Flow Partners, L.P., Series A

                (A Delaware Limited Partnership)

                    Statements of Cash Flows

                For the Years Ended December 31,

                                      1995       1994     1993
Cash flows from operating activities:
 Net income                       $ 84,037   $ 73,374  $  93,046
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Depreciation                     18,236     46,330     97,179
   Allowance for doubtful accounts  (8,937)     2,779    (84,034)
   Finance income portion of receivables
    paid directly to lenders by lessees(8,508)(13,373)    (3,727)
Net gain on sales or remarketing
    of equipment                   (74,970)   (87,985)  (118,143)
   Interest expense on non-recourse
    financing paid directly by lessees7,036    12,939      6,134
Collection of principal -
    non-financed receivables       296,378    288,240    387,407
Rental income - assigned operating
    lease receivables                  -         -       (77,339)
   Changes in operating assets
    and liabilities:
     Accounts payable to General Partner
      and affiliates, net          (49,780)    39,185     12,905
     Accounts payable - other        5,914     (6,764)   (14,631)
     Security deposits and
      deferred credits              (6,690)   (45,345)    (1,982)
     Other, net                      5,751     (7,701)    85,369

       Total adjustments           184,430    228,305    289,138

     Net cash provided by
      operating activities         268,467    301,679    382,184

Cash flows from investing activities:
 Proceeds from sales of equipment  136,363    216,200    490,078
 Equipment and receivables purchased(41,357)  (19,532)(1,039,196)

     Net cash provided by (used in)
      investing activities          95,006    196,668   (549,118)

Cash flows from financing activities:
 Proceeds from General Partner loans175,000       -         -
 Cash distributions to partners   (237,400)  (245,948)  (375,700)
 Principal payments on term loan  (303,500)  (300,000)  (265,139)
Proceeds from term loan                -      720,000       -
 Proceeds from revolving
  credit facility                      -         -       935,000
             ICON Cash Flow Partners, L.P., Series A

                (A Delaware Limited Partnership)

              Statements of Cash Flows (continued)

                For the Years Ended December 31,

                                      1995       1994     1993

 General Partner capital contributions     -  125,000       -
                                  Principal payments on revolving
  credit facility                      -     (810,000)  (200,000)

     Net cash provided by (used in)
      financing activities        (365,900)  (510,948)    94,161

Net decrease in cash                (2,427)   (12,601)   (72,773)

Cash at beginning of year           82,186     94,787    167,560

Cash at end of year               $ 79,759   $ 82,186  $  94,787
             ICON Cash Flow Partners, L.P., Series A

                (A Delaware Limited Partnership)

Supplemental Disclosures of Cash Flow Information
[CAPTION]


   Interest expense of $39,350, $63,423 and $84,324 for the years ended
December 31, 1995, 1994 and 1993, respectively, consisted of: interest expense on non-recourse financing paid directly to lenders by lessees of $7,036, $12,939 and $6,134, respectively, interest on the term loan/revolving credit facility of $23,201, $50,357 and $27,120, respectively, interest on General Partner loans of $9,113 in 1995, other interest of $127 and $26,546 in 1994 and 1993, respectively, and interest on an affiliate note of $24,524 in 1993.

  During the years ended December 31, 1995, 1994 and 1993, non-cash activities included the following:
                                   1995       1994      1993
Principal and interest on finance
 receivables paid directly to
 lender by lessee               $ 54,165  $ 60,587  $ 25,720
Rental income - assigned operating
 lease receivables                  -          -      77,339
Principal and interest on non-recourse
 financing paid directly by lessee(54,165) (60,587) (103,059)

Transfer of equipment from
 operating lease                    -        3,384       -
Transfer to other assets            -       (3,384)      -

Non-recourse notes payable assumed in
 purchase price                     -        1,073   140,718
Accounts payable - equipment        -          -       6,277
Fair value of equipment and receivables
 purchased for debt and payables    -       (1,073) (146,995)

                                $   -     $    -    $    -













See accompanying notes to financial statements.
                ICON Cash Flow Partners, L.P., Series A

                   (A Delaware Limited Partnership)

                     Notes to Financial Statements

                           December 31, 1995

1. Organization
   ICON Cash Flow Partners, L.P., Series A (the "Partnership") was formed on May 28,
1985 as a Delaware limited partnership with an initial capitalization of $2,000.  It was formed to acquire various types of equipment, to lease such equipment to third parties and, to a lesser degree, enter into secured financing transactions.  The
Partnership's offering period commenced on January 9, 1987 and by its final closing in
1989, 5,009 units had been admitted into the Partnership with aggregate gross proceeds of $2,504,500.

   The General Partner of the Partnership is ICON Capital Corp. (the "General
Partner"), a Connecticut corporation.  The General Partner manages and controls the business affairs of the Partnership's equipment leases and financing transactions under a management agreement with the Partnership.

   ICON Securities Corp., an affiliate of the General Partner, received an underwriting commission on the gross proceeds from sales of all units.  The total underwriting compensation paid by the Partnership, including underwriting commissions, sales commissions, incentive fees, public offering expense reimbursements and due diligence activities was limited to 14 1/2% of the gross proceeds received from the sale of the units.  Such offering costs aggregated $363,152, (including $176,152 paid to the
General Partner or its affiliates) and were charged directly to limited partners'
equity.

   Profits, losses, cash distributions and disposition proceeds are allocated 95% to the limited partners and 5% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return, compounded daily, on its outstanding adjusted capital contribution account.  After such time, the distributions will be allocated 85% to the limited partners and 15% to the General
Partner.

2. Significant Accounting Policies

   Basis of Accounting and Presentation - The Partnerships records are maintained on the accrual basis.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

   Certain reclassifications have been made to prior years statements to conform to the 1995 presentation.

                ICON Cash Flow Partners, L.P., Series A
                   (A Delaware Limited Partnership)

               Notes to Financial Statements - Continued
   Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases.  For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income.  Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment.  Unearned income is recognized as finance income over the terms of the related leases using the interest method.  For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease terminations.  Related lease rentals are recognized on the straight-line method over the lease terms.  Billed and uncollected operating lease receivables, net of allowance for doubtful accounts, are included in other assets.  Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method.  Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms.  The Partnership's leases have terms ranging from two to four years.  Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investment along with investment income.

   Investment in Financings -  Investment in financings represent the gross receivables due from the financing of equipment plus the initial direct costs related thereto less the related unearned income.  The unearned income is recognized as finance income and the initial direct costs are amortized over the terms of the receivables using the interest method.  Financing transactions are supported by a written promissory note evidencing the obligation of the user to repay the principal, together with interest, which will be sufficient to return the Partnership's full cost associated with such financing transaction, together with some investment income.  Furthermore, the repayment obligation is collateralized by a security interest in the tangible or intangible personal property.

   Disclosures About Fair Value of Financial Instruments - Statement of Financial
Accounting Standards No. 107 ("SFAS No. 107"), Disclosures about Fair Value of
Financial Instruments requires disclosures about the fair value of financial instruments.  The fair value of certain debt obligations as of December 31, 1995 approximates that which is recorded in these financial statements.  Fair value information with respect to the Companys assets and certain non-recourse notes payable is not provided because (I) SFAS No. 107 does not require disclosures about the fair value of lease arrangements, (ii) the carrying value of financial assets other than lease related investments approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate on a lease by lease basis.

   Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in the portfolio.  The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience.  The Partnership's write-off policy is based on

               ICON Cash Flow Partners, L.P., Series A

                   (A Delaware Limited Partnership)

               Notes to Financial Statements - Continued
an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience.  An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

   Impairment of Estimated Residual Values - The Partnership's policy is to review the carrying value of its residuals on a quarterly basis and write down a residual if it has been determined to be impaired.  Impairment generally occurs for one of two reasons:  (1) when the recoverable value of the underlying equipment falls below the
Partnership's carrying value or (2) when the primary security holder has foreclosed on the underlying equipment in order to satisfy the remaining lease obligation and the amount of proceeds received by the primary security holder in excess of such obligation is not sufficient to recover the Partnership's residual position.  Generally in such cases, the residuals would relate to equipment for which non-recourse notes payable were outstanding.  In these cases the lessees pay their rents directly to the third party lender and the Partnership would not realize any cash flow until the lessees have satisfied the initial note obligations and the equipment is remarketed.

   Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership.

3. Amendment to Partnership Agreement

   In December 1994, the consent of the limited partners was solicited to amend the
Limited Partnership Agreement.  The amendments were approved with 151 investors, representing a 74% majority of the limited partnership units outstanding, responding affirmatively.  The amendments, which were effective January 31, 1995, include:  (1)
extending the Reinvestment Period from six years, to eight to ten years, (2) allowing the General Partner to lend to the Partnership for a term which can exceed twelve months, up to $250,000 and (3) decreasing the management fees to a flat rate of 1% of rents for all investments under management (see Note 9).

4. General Partner Capital Contribution

   The General Partner contributed $125,000 to the Partnership in the form of capital in 1994.  These contributions increased the General Partner's basis in the Partnership, however, profits, losses, cash distributions and disposition proceeds will continue to be allocated 95% to the limited partners and 5% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital account to zero.

                ICON Cash Flow Partners, L.P., Series A
                   (A Delaware Limited Partnership)

               Notes to Financial Statements - Continued
[S]
5. Receivables Due in Installments
[CAPTION]

   Non-cancelable minimum annual amounts due on financings, finance leases and operating leases are as follows:
                                 Finance    Operating
       Year     Financings       Leases      Leases       Total

      1996        $219,018      $108,210    $ 5,896    $ 333,124
      1997         172,307       18,000          -       190,307
      1998          39,676        6,000          -        45,676
      1999           7,147           -           -         7,147
      2000           1,788           -           -         1,788

                  $439,936      $132,210    $ 5,896    $ 578,042

6. Investment in Operating Leases
[CAPTION]

   The investment in operating leases at December 31, 1995, 1994 and 1993 consisted of the following:
                                 1995          1994        1993

Equipment cost, beginning of year$67,298   $128,413    $414,773

Equipment purchased                -            -        39,887
Equipment sold                     -         (7,012)   (326,247)
Equipment transferred to
  equipment off lease              -        (54,103)        -

Equipment, end of year          67,298       67,298     128,413

Accumulated depreciation,
  beginning of year            (45,150)     (55,081)   (202,397)

Depreciation                   (18,236)     (46,330)    (97,179)
Equipment sold                     -          5,542     244,495
Equipment transferred to equipment
  off lease                        -         50,719        -

Accumulated depreciation,
  end of year                  (63,386)     (45,150)    (55,081)

Investment in operating leases,
  end of year                 $  3,912     $ 22,148    $ 73,332
                ICON Cash Flow Partners, L.P., Series A

                   (A Delaware Limited Partnership)

[S]
7. Allowance for Doubtful Accounts
[CAPTION]

   The allowance for doubtful accounts related to the investments in financings, finance leases and operating leases consisted of the following:
                                       Finance   Operating
                           Financings   Leases    Leases   Total

Balance from inception through
  December 31, 1992          $41,164   $82,740   $2,743   $126,647

  Charged to operations      87,551       -         -      87,551
  Accounts written-off     (124,393)  (49,283)      -    (173,676)
  Recovery on accounts previously
    written-off                 -       2,091       -       2,091
  Transfer within accounts   22,800   (22,800)      -        -

Balance at December 31, 1993 27,122    12,748     2,743    42,613

  Charged to operations      21,850     9,150     2,500    33,500
  Accounts written-off      (30,845)  (10,650)      -     (41,495)
  Recovery on accounts previously
    written-off                 100    10,673       -      10,773
  Transfer within accounts   11,124   (10,593)     (531)     -

Balance at December 31, 1994 29,351    11,328     4,712    45,391

   Charged to operations      5,000     5,000        -     10,000
   Accounts written-off     (34,331)      -          -    (34,331)
   Recovery on accounts previously
     written-off              4,900    10,494        -     15,394
   Transfer within accounts  15,000   (11,500)   (3,500)      -

Balance at December 31, 1995 $19,920   $15,322   $1,212   $36,454

8. Notes Payable

   The Partnership entered into a three-year secured revolving credit agreement (the
"Facility") in October 1992.  The Facility was secured by an assignment of eligible receivables and the underlying equipment.  The Facility allowed the Partnership to borrow based on eligible, unencumbered receivables.  Interest was payable at prime (6%
at December 31, 1993) plus 1%.  The Partnership had $826,000 available under the facility, of which $810,000 was outstanding at December 31, 1993.

                ICON Cash Flow Partners, L.P., Series A
                   (A Delaware Limited Partnership)

               Notes to Financial Statements - Continued

   After paying down the facility by $90,000 in January 1994, the Partnership converted the Facility to a term loan, secured by leases and financing transactions.
The new loan was for $720,000 and bears interest at prime (8.5% at December 31, 1995)
plus 1.5% and is payable in monthly installments through March 1996.  The Partnership had $116,500 and $420,000 outstanding as of December 31, 1995 and 1994, respectively, and due to their relationship with the prime rate, it is deemed to be at its fair value.  The Partnership is required, among other things, to meet certain financial ratios.  As of December 31, 1995 the Partnership was in compliance with all aspects of the loan agreement.

   The Partnership issued a note to an affiliate in 1991.  This note bore interest at
15% and was secured by specific equipment purchased.  The note was retired with a final payment in December 1993.  For the year ended December 31, 1993, the Partnership paid or accrued $265,139 in principal and $24,524 in related interest on the note.  The notes payable non-recourse bear interest at rates ranging from 9.20% to 12.50%, and are being paid directly to lenders by the lessees.

   The term loan notes payable of $116,500 and the non-recourse notes payable of $51,658 as of December 31, 1995 mature in 1996.

9. Related Party Transactions

   During the years ended December 31, 1995, 1994 and 1993, the Partnership paid or accrued to the General Partner management fees of $5,951, $13,607 and $36,261 and administrative expense reimbursements of $9,690, $11,404 and $4,125, respectively, and interest on a note to an affiliate of $24,524 in 1993.  These items were charged to operations.

   In February 1995 and March 1995, the General Partner, in conjunction with one of the amendments to the Partnership Agreement (see Note 3), lent $75,000 and $100,000, respectively, to the Partnership.  Principal on the loans will be repaid only after the extended Reinvestment Period expires, and, the limited partners have received at least a 6% return on their capital.  These notes bear interest at the lower of 6% or prime.
Interest on the loans will be repaid if the Partnership determines that there are sufficient funds available.  The partnership accrued $9,113 in interest related to these loans for 1995.

   Effective September 1, 1993, the Partnership decreased the quarterly distribution to partners from an annual rate of 15% to an annualized rate of 9%.  Although the
Partnership will continue to accrue for management fees, the Partnership will defer payment to the General Partner, without interest, management fees until cumulative unpaid distributions, the difference between 15% and 9%, are paid.  Managements fees which have been deferred as a result of the decrease in the distribution rate since
September 1, 1993 totaled $31,473.

                ICON Cash Flow Partners, L.P., Series A
                   (A Delaware Limited Partnership)

               Notes to Financial Statements - Continued

   Under the original Partnership agreement, the General Partner was entitled to management fees at either 2% or 5% of rents, depending on the type of investment under management.  In conjunction with the solicitation to amend the Limited Partnership
Agreement, effective, January 31, 1995, the General Partner reduced its management fees to a flat rate of 1% of rents for all investments under management. The General Partner previously reduced its management fees on January 1, 1994 to a flat rate of 2%.  The foregone management fees, the difference between the flat rate (1% or 2%) and the allowable rates per the Partnership Agreement (2% or 5%) of rents, totaled $12,651 for the year ended December 31, 1995.  These foregone management fees are not accruable in future years.

   Under the Partnership agreement, the General Partner is entitled to reimbursement from the Partnership for certain administrative expenses incurred by it on behalf of the Partnership.  The General Partner opted to forego such administrative expense reimbursements relating to the period July 1, 1991 to September 30, 1993.  These foregone administrative expense reimbursements totaled $10,865 for the nine months ended September 30, 1993.  The administrative expense reimbursements for those periods are not accruable in future years.  The administrative expense reimbursements for 1995,
1994 and 1993, which were charged to operations, totaled $9,690, $11,404 and $4,125, respectively.  The General Partner will determine, on an ongoing basis, whether allowable administrative expense reimbursements incurred in the future will be charged to the Partnership.

   In 1988 certain officers of the General Partner purchased 435 units of the Partnership representing capital contributions of $217,500.

   There were no acquisition fees paid or accrued by the Partnership for the years ended December 31, 1995, 1994 and 1993.

10. Tax Information (Unaudited)
[CAPTION]

    The following table reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:
                                       1995      1994        1993

Net income per financial statements$ 84,037   $  73,374   $  93,046

Differences due to:
 Direct finance leases              121,717     254,125     458,451
 Depreciation                      (103,991)   (160,389)   (187,701)
 Provision for losses                 1,063      (1,131)   (114,436)
 Loss on sale of equipment           (8,296)    (65,756)   (151,820)
 Other                                 -         11,174      33,352

Partnership income for
 federal income tax purposes       $ 94,530   $ 111,397   $ 130,892
                ICON Cash Flow Partners, L.P., Series A

                   (A Delaware Limited Partnership)

               Notes to Financial Statements - Continued
 As of December 31, 1995, the partners capital accounts included in the financial statements totaled $194,476 compared to the partners capital accounts for federal income tax purposes of $1,354,404 (unaudited).  The difference arises primarily from commissions reported as a reduction in the partners capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.
                ICON Cash Flow Partners, L.P., Series A

                   (A Delaware Limited Partnership)

                           December 31, 1995

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure

 None

PART III

Item 10.Directors and Executive Officers of the Registrant's General Partner

 The General Partner, a Connecticut corporation, was formed in 1985.  The General
Partner's principal offices are located at 600 Mamaroneck Avenue, Harrison, New York
10528-1632, and its telephone number is (914) 698-0600.  The officers of the General
Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to operating leases and full payout leases.

 The manager of the Partnership's business is the General Partner.  The General
Partner is engaged in a broad range of equipment leasing and financing activities.
Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services, including tax-oriented leasing and financing.  In addition, the General
Partner offers financial consulting and placement services for which fees are earned as a result of successful placements of various secured financings and mortgages.

 The General Partner is performing or causing to be performed certain functions relating to the management of the equipment of the Partnership.  Such services include the collection of lease payments from the lessees of the equipment, releasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with the general supervision of lessees to assure that the equipment is being properly operated and maintained, supervision of maintenance being performed by third parties, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

 The officers and directors of the General Partner are as follows:

      Peter D. Beekman        Chairman of the Board and President

      Cortes E. DeRussy       Executive Vice President and Director

      Charles Duggan          Executive Vice President, Chief Financial Officer
                              and Director

      Susan H. Beekman        Vice President, Secretary and Director

      Gary N. Silverhardt     Vice President and Controller
                ICON Cash Flow Partners, L.P., Series A

                   (A Delaware Limited Partnership)

                           December 31, 1995

  Peter D. Beekman, age 57, has been Chairman of the Board and President of the
General Partner since its formation.  He is also President, Director and sole shareholder of International Consolidated Group, Inc., an affiliate of the General
Partner.  Additionally, Mr. Beekman is the registered principal of ICON Securities,
Inc., the Dealer-Manager.  Prior to forming International Consolidated Group, Inc., in
1979, Mr. Beekman was employed by Litton Industries Credit Corporation, where he was responsible for equity syndications.  Earlier, Mr. Beekman held marketing positions with International Business Machines Corporation, Computer Investors Group, and other equipment manufacturers and served as an officer in the United States Navy.  He received a B.S. degree from Worcester Polytechnic Institute.

  Cortes E. DeRussy, age 56, has been Executive Vice President and Director of the
General Partner since its formation.  Prior to joining the General Partner, Mr. DeRussy was affiliated with Industralease Corporation for fourteen years, most recently as
President.  Industralease Corporation was active in all aspects of equipment leasing and financing, including tax-oriented lease projects and various forms of secured lending transactions.  He served as a First Lieutenant in the United States Army, had been employed by Merrill Lynch, Pierce, Fenner & Smith and was President of Progressive
Data Services in Rochester, New York, a data processing concern specializing in automating medium sized distribution companies.  He received a B.B.A. degree from
Tulane University.

  Charles Duggan, age 54, has been Executive Vice President, Chief Financial Officer and Director of the General Partner since September 1986.  Prior to joining the General
Partner, Mr. Duggan was Senior Vice President and Chief Financial Officer of CSA
Financial Corp., Boston, Massachusetts, from October 1985 to September 1986 and Vice
President-Finance and Treasurer of Finalco Group, Inc., McLean, Virginia, from April
1981 to October 1985.  Prior to that he served in chief financial officer positions at both International Paper Credit Corporation, Greenwich, Connecticut and Litton
Industries Credit Corporation, Stamford, Connecticut and earlier had worked for both
Touche Ross & Co. and Revlon, Inc.  He received a B.S. degree from Fordham University and is a Certified Public Accountant.

  Susan H. Beekman, age 52, Mr. Beekman's wife, has been Vice President, Secretary and
Director of the General Partner since its formation.  She has also served as Vice-
President and Secretary of International Consolidated Group, Inc.  Ms. Beekman was
previously employed by American Telephone & Telegraph Company, International Business
Machines Corporation, and American Airlines, Inc. in various systems development and programming decision positions.  Ms. Beekman received a B.S. from Allegheny College and a M.A. from Manhattanville College.

  Gary N. Silverhardt, age 35, has been Vice President and Controller of the General
Partner since 1991.  He joined the General Partner in 1989.  Prior to joining the
General Partner, Mr. Silverhardt was previously employed by Coopers & Lybrand from 1985 to 1989, most recently as an Audit Supervisor.  Prior to 1985, Mr. Silverhardt was
employed by Katz, Schneeberg & Co. from 1983 to 1985.  Mr. Silverhardt received a B.S.
degree from the State University of New York at New Paltz in 1983 and is a Certified
Public Accountant.
                ICON Cash Flow Partners, L.P., Series A

                   (A Delaware Limited Partnership)

                           December 31, 1995

[S]
Item 11.  Executive Compensation
[CAPTION]

  The Partnership has no directors or officers.  The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 1995, 1994 and 1993.
                                   Type of
    Entity          Capacity     Compensation    1995   1994    1993

ICON Capital Corp.General PartnerAdmin. expense
                                  reimbursements$9,690 $11,404 $4,125
ICON Capital Corp.General PartnerInterest       9,113      -       -
ICON Capital Corp.General PartnerManagement fees5,951  13,607  36,261
ICON Cash Flow
  Partners, L.P.,Affiliated
  Series C       Partnership    Interest           -       -   24,524
                                               $24,754 $25,011 $64,910

Item 12.  Security Ownership of Certain Beneficial Owners and Management
[CAPTION]

(a)  The Partnership is a limited partnership and therefore does not have voting shares of stock.  No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.
(b)  As of March 28, 1996, the Directors, and the Directors and Officers as a group, of the General Partner own the equity securities of the Partnership set forth in the following table:
       Title             Name of Beneficial   Amount of  Percent
     of Class                  Owner          Ownership of Class

     Limited             Peter D. Beekman     $112,000     4.47%
       Partnership
       Interest

     Limited             Charles Duggan         50,000     2.00
       Partnership
       Interest

     Limited             Cortes E. DeRussy      44,500     1.78
       Partnership
       Interest

     Limited             Susan H. Beekman       11,000     0.43
       Partnership
       Interest

                         All Directors and
                         Officers as a group  $217,500     8.68%
                ICON Cash Flow Partners, L.P., Series A

                   (A Delaware Limited Partnership)

                           December 31, 1995
[CAPTION]

(c)  The General Partner owns the equity securities of the Partnership set forth in the following table:
      Title                 Amount Beneficially   Percent
     of Class                     Owned           of Class

  General Partner   Represents initially a 5% and  100%
    Interest        potentially a 15% interest in
                    the Partnership's income, gain
                    and loss deductions.

  Profits, losses, cash distributions and disposition proceeds are allocated 95% to the limited partners and 5% to the General Partner until each investor has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return, compounded daily, on the outstanding adjusted capital contribution account. After such time, the distributions will be allocated 85% to the limited partners and 15% to the General Partner.

Item 13.  Certain Relationships and Related Transactions

  None other than those disclosed in Item 11 herein.
                ICON Cash Flow Partners, L.P., Series A

                   (A Delaware Limited Partnership)

                           December 31, 1995

PART IV

Item 14.  Exhibits, Reports and Amendments

(a)  1.    Financial Statements - See accompanying index to financial statements,
           Item 8.

     2.    Exhibits - The following exhibits are incorporated herein by references:

     (i) Amended and Restated Agreement of Limited Partnership (Incorporated by reference to Exhibit A to Amendment No. 2 to Form S-1 Registration
           Statement No. 2-99858 filed with the Securities and Exchange Commission on December 12, 1986).

     (ii)  Certificate of Limited Partnership of the Partnership (Incorporated
           herein by reference to Exhibit 3.01 to Form S-1 Registration Statement
           No. 2-99858 filed with the Securities and Exchange Commission on August
           23, 1985 and to Exhibit 3.01 to Amendment No. 1 to Form S-1 Registration
           Statement No. 2-99858 filed with the Securities and Exchange Commission on August 27, 1986).

     (iii) Form of Management Agreement between the Partnership and Crossgate
           Leasing, Inc. (Incorporated herein by reference to Exhibit 10.01 to
           Amendment No. 1 to Form S-1 Registration Statement No. 2-99858 filed with the Securities and Exchange Commission on August 27, 1986).

(b)  Reports and Amendments

     The Partnership did not file any Reports or Amendments during 1995.

                ICON Cash Flow Partners, L.P., Series A
                   (A Delaware Limited Partnership)

                           December 31, 1995

                              SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of
1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ICON CASH FLOW PARTNERS, L.P., SERIES A
                              File No. 2-99858 (Registrant)
                              By its General Partner, ICON Capital Corp.


                              Peter D. Beekman
Date:  March 28, 1996         Peter D. Beekman
                              Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 28, 1996         Peter D. Beekman
                              Peter D. Beekman
                              Chairman of the Board and President


Date:  March 28, 1996         Charles Duggan
                              Charles Duggan
                              Executive Vice President,
                              Chief Financial Officer and Director


Date:  March 28, 1996         Cortes E. DeRussy
                              Cortes E. DeRussy
                              Executive Vice President and Director


Date:  March 28, 1996         Susan H. Beekman
                              Susan H. Beekman
                              Vice President, Secretary and Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d)
of the Act by Registrant Which have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.  An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.