Form 10-Q
period 1996-03-31
ICON CASH FLOW PARTNERS LP SERIES A
filed 1996-05-15
CIK 775346

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the period ended                    March 31, 1996


[  ]      Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the transition period from                 to


Commission File Number                  2-99858

               ICON Cash Flow Partners, L.P., Series A
     (Exact name of registrant as specified in its charter)


     Delaware                                13-3270490
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)               Identification Number)


          600 Mamaroneck Avenue, Harrison, New York  10528-1632

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


                 PART I - FINANCIAL INFORMATION

     The following financial statements of ICON Cash Flow Partners, L.P., Series A (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 1995 Annual Report on Form 10-K.

             ICON Cash Flow Partners, L.
P
 ., Series A
                (A Delaware Limited Partnership)

                         March 31, 1996

          General Partner's Discussion and Analysis of
          Financial Condition and Results of Operations

     The Partnerships portfolio consisted of a net investment in financings, finance leases and operating leases of 72%, 27% and 1% of total investments at March 31, 1996, respectively, and 67%, 31% and 2% of total investments at March 31, 1995, respectively.

Results of Operations for the Three Months Ended March 31, 1996 and
1995

     Revenues for the three months ended March 31, 1996 were $55,301, representing a decrease of $3,319 or 6% from 1995. The decrease in revenues was primarily attributable to a decrease in finance income of $11,952 or 45% and a decrease in rental income of $9,531 or 100% from 1995. The decrease in these revenues was partially offset by an increase in net gain on sales or remarketing of equipment of $16,259 or 75% and an increase in interest income and other of $1,905. The decrease in finance income and rental income resulted from a decrease in the average size of the portfolio from 1995 to 1996. Net gain on sales or remarketing of equipment increased due to an increase in renewal rentals received in excess of estimated unguaranteed residual values. The increase in interest income and other resulted from an increase in the collection of late charges.

     Expenses for the three months ended March 31, 1996 were $17,882, representing a decrease of $20,684 or 54% from 1995. The decrease in expenses was primarily attributable to a decrease in the provision for bad debts of $10,000 or 100%, a decrease in interest expense of $6,358 or 52%, a decrease in depreciation expense of $4,973 or 100%, a decrease in management fees of $744 or 39% and a decrease in administrative expense reimbursements of $516 or 20% from 1995. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that no provision for bad debts was required for the three months ended March 31, 1996. Interest expense decreased due to the decrease in average debt outstanding from 1995 to 1996. The decrease in depreciation expense, management fees and administrative expense reimbursements resulted from a decrease in the average size of the portfolio from 1995 to 1996. Management fees were also affected by the reduction in management fee rates. Under the original partnership agreement, the General Partner was entitled to management fees at either 2% or 5% of rents, depending on the type of investments under management. In conjunction with the solicitation to amend the Limited Partnership Agreement, effective January 31, 1995, the General Partners reduced its management fees to a flat rate of 1% of rents for all investments under management. The General Partner previously reduced its management fees on January 1, 1994 to a flat rate of 2%. The foregone management fees, the difference between the flat rate (1% and 2%) and the allowable rates per the Partnership Agreement (2% or 5%) of rents, totaled $2,721 for the three month ended March 31, 1996. These foregone management fees are not accruable in future years. General and administrative expenses remained relatively constant from 1995 to 1996.
             ICON Cash
F
low Partners, L.P., Series A
                (A Delaware Limited Partnership)

                         March 31, 1996

          General Partner's Discussion and Analysis of
          Financial Condition and Results of Operations

     Net income for the three months ended March 31, 1996 and 1995 was $37,419 and $20,054, respectively. The net income per weighted average limited partnership unit was $7.10 and $3.80 in 1996 and 1995, respectively.

Liquidity and Capital Resources

     The Partnership's primary sources of funds for the three months ended March 31, 1996 and 1995 were net cash provided by operations of $101,002 and $79,969, respectively, proceeds from sales of equipment of $51,513 and $27,787, respectively, and General Partner loans totaling $175,000 in 1995. These funds were used to make payments on borrowings and to fund cash distributions. The Partnership intends to purchase additional equipment and to fund cash distributions, to the extent there are sufficient funds available after servicing the Partnerships current debt obligation, utilizing cash provided by operations and proceeds from sales of equipment.

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

     Cash distributions to limited partners for the three months ended March 31, 1996 and 1995, which were paid quarterly, totaled $56,352 and $56,478, of which $35,548 and $19,051 was investment income and $20,804 and $37,427 was a return of capital, respectively. The quarterly annualized distribution rate was 9.00% and 9.02%, of which 5.68% and 3.04% was investment income and 3.32% and 5.98% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1996 and 1995 was $11.22 and $11.27 of which $4.12 and $3.80 was investment income and $7.10 and $7.47 was a return of capital, respectively.

     As of March 31, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

I
CON Cash Flow Partners, L.P., Series A
                (A Delaware Limited Partnership)

                         Balance Sheets

                           (unaudited)

                                          March 31, December 31,
                                            1996         1995
       Assets

Cash                                    $  123,456  $    79,759

Investment in financings
 Receivables due in installments           368,944      439,936
 Unearned income                           (43,257)     (54,157)
 Allowance for doubtful accounts           (20,170)     (19,920)
                                           305,517      365,859

Investment in finance leases
 Minimum rents receivable                   98,262      132,210
 Estimated unguaranteed residual values             35,224
36,724
 Unearned income                           (11,507)     (15,940)
 Allowance for doubtful accounts           (17,945)     (15,322)
                                           104,034      137,672

Investment in operating leases
 Equipment, at cost                         67,298       67,298
 Accumulated depreciation                  (63,386)     (63,386)
                                             3,912        3,912

Other assets                                 8,873       11,902

Total assets                            $  545,792  $   599,104

       Liabilities and Partners' Equity

Note payable - term loan                $   67,000  $   116,500
Notes payable - General Partner            186,738      184,113
Notes payable - non-recourse                39,194       51,658
Accounts payable to General Partner
 and affiliates, net                        61,220       31,689
Accounts payable - other                    12,164       14,044
Security deposits and deferred credits       6,899        6,624
                                           373,215      404,628
Commitments and Contingencies

Partners' equity
 General Partner                            21,030       22,125
 Limited partners (5,009 units outstanding,
   $500 per unit original issue price)     151,547      172,351

Total partners' equity                     172,577      194,476

Total liabilities and partners' equity  $  545,792  $   599,104

See accompanying notes to financial statements.
             ICON Cash Flow Par
t
ners, L.P., Series A
                (A Delaware Limited Partnership)

                    Statements of Operations

              For the Three Months Ended March 31,

                           (unaudited)
                                             1996        1995
Revenues

 Net gain on sales or remarketing
   of equipment                         $   38,044  $    21,785
 Finance income                             14,608       26,560
 Interest income and other                   2,649          744
Rental income                                 -           9,531

 Total revenues                             55,301       58,620

Expenses

 General and administrative                  8,915        7,008
 Interest                                    5,787       12,145
 Administrative expense reimbursements
   - General Partner                         2,028        2,544
 Management fees - General Partner           1,152        1,896
 Depreciation                                 -           4,973
 Provision for bad debts                      -          10,000

 Total expenses                             17,882       38,566

Net income                              $   37,419  $    20,054

Net income allocable to:
 Limited partners                       $   35,548  $    19,051
 General Partner                             1,871        1,003

                                        $   37,419  $    20,054

Weighted average number of limited
 partnership units outstanding               5,009        5,009

Net income per weighted average
 limited partnership unit               $     7.10  $      3.80








See accompanying notes to financial statements.
             ICON Cash Flow Part
n
ers, L.P., Series A
                (A Delaware Limited Partnership)

            Statements of Changes in Partners' Equity

          For the Three Months Ended March 31, 1996 and the Years Ended December 31, 1995, 1994 and 1993

                           (unaudited)

                   Limited Partner
                    Distributions

                Return of          Investment            Limited
General
                 Capital             Income  Partners    Partner
Total
                   (Per weighted
                    average unit)

Balance at
 December 31, 1992                      $  750,516 $   (72,449)$
678,067

Cash distributions
 to partners     $53.61  $17.65  (356,915)   (18,785)  (375,700)

Net income                         88,394      4,652     93,046

Balance at
 December 31, 1993                         481,995     (86,582)
395,413

Cash distributions
 to partners     $32.73  $13.92  (233,651)   (12,297)  (245,948)

Net income                         69,705      3,669     73,374

Capital contributions                -       125,000    125,000

Balance at
 December 31, 1994                         318,049     29,790
347,839

Cash distributions
 to partners     $29.09  $15.94  (225,533)   (11,867)  (237,400)

Net income                         79,835      4,202     84,037

Balance at
 December 31, 1995                         172,351     22,125
194,476

Cash distributions
 to partners     $4.12   $7.10    (56,352)    (2,966)   (59,318)

Net income                         35,548      1,871     37,419

Balance at
 March 31, 1996                  $151,547  $  21,030   $172,577




See accompanying notes to financial statements.
             ICON Cash Flow Part
n
ers, L.P., Series A
                (A Delaware Limited Partnership)

                    Statements of Cash Flows

              For the Three Months Ended March 31,

                           (unaudited)
                                                  1996         1995

Cash flows from operating activities:
 Net income                                $  37,419   $ 20,054
   Adjustments to reconcile net income to net cash
 provided by operating activities:
   Finance income portion of receivables paid
     directly to lenders by lessees           (1,420)    (2,537)
   Net gain on sales or remarketing of equipment       (38,044)
(21,785)
   Interest expense on non-recourse financing paid
     directly by lessees                       1,078      2,156
   Collection of principal
     - non-financed receivables               78,079     73,628
   Depreciation                                    -
4,973
   Changes in operating assets and liabilities:
     Allowance for doubtful accounts           2,873     12,149
     Accounts payable to General Partner
       and affiliates, net                    29,531     (6,677)
     Accounts payable - other                    745     (3,520)
     Security deposits and deferred credits            275
(214)
     Other, net                               (9,534)     1,742
       Total adjustments                      63,583     59,915

       Net cash provided by operating activities       101,002
79,969

Cash flows from investing activities:
 Proceeds from sales of equipment             51,513     27,787

       Net cash provided by investing activities       51,513
27,787

Cash flows from financing activities:
 Principal payments on term loan             (49,500)  (155,000)
Cash distributions to partners               (59,318)   (59,450)
 Proceeds from General Partner loans               -
175,000

       Net cash used in financing activities           (108,818)
(39,450)

Net increase in cash                          43,697     68,306

Cash at beginning of period                   79,759     82,186

Cash at end of period                      $ 123,456   $150,492


See accompanying notes to financial statements.
             ICON Cash Flow Part
n
ers, L.P., Series A
                (A Delaware Limited Partnership)

              Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

   During the three months ended March 31, 1996 and 1995, non-cash activities included the following:

                                                 1996     1995

Principal and interest on direct finance receivables
 paid directly to lender by lessee           $13,542   $13,541
Principal and interest on non-recourse financing
 paid directly by lessee                     (13,542)  (13,541)

                                             $   -     $   -

   Interest expense of $5,787 and $12,145 for the three months ended March 31, 1996 and 1995, respectively, consisted of: interest on non-recourse financing paid directly to lenders by lessees of $1,078 and $2,156, respectively, interest on the term loan of $2,084 and $8,751, respectively, and interest on General Partner loans of $2,625 and $1,238, respectively.
             ICON Cash Flow Partners,
L
 .P., Series A
                (A Delaware Limited Partnership)

                  Notes to Financial Statements

                         March 31, 1996

                           (unaudited)

1. Basis of Presentation

   The financial statements included herein should be read in conjunction with the Notes to Financial Statements included in the Partnership's 1995 Annual Report on Form 10-K and have been prepared in accordance with the accounting policies stated therein.

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

3. Related Party Transactions

   During the three months March 31, 1996 and 1995, the Partnership paid or accrued to the General Partner management fees of $1,152 and $1,896 and administrative expense reimbursements of $2,028 and $2,544, respectively. These fees and reimbursements were charged to operations.

   The Partnership accrued $2,625 and $1,238 in interest related to the General Partner loans for 1996 and 1995, respectively (see
Note 2).

   The payment of management fees have been deferred since
September 1, 1993 and as of March 31, 1996, $32,625 in management fees have been accrued but not paid.

   Under the original Partnership agreement, the General Partner was entitled to management fees at either 2% or 5% of rents, depending on the type of investment under management. In conjunction with the solicitation to amend the Limited Partnership Agreement, effective, January 31, 1995, the General Partner reduced its management fees to a flat rate of 1% of rents for all investments under management. The General Partner previously reduced its management fees on January 1, 1994 to a flat rate of 2%. The foregone management fees, the difference between the flat rate (1% or 2%) and the allowable rates per the Partnership Agreement (2% or 5%) of rents, totaled $2,721 for the three months ended March 31, 1996. These foregone management fees are not accruable in future years.

   There were no acquisition fees paid or accrued by the Partnership for the three months ended March 31, 1996 and 1995.
             ICO
N
 Cash Flow Partners, L.P., Series A
                (A Delaware Limited Partnership)


                             PART II


Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Reports and Amendments

The Partnership did not file any Reports or Amendments for the three months ended March 31, 1996.

             ICON Cash Flow Partners, L.P., Series A
                (A Delaware Limited Partnership)



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



May 15, 1996                  Charles Duggan

  Date                        Charles Duggan
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal financial and account
officer of
                              the General Partner of the
Registrant)