Form 10-K/A
period 1995-12-31
ICON CASH FLOW PARTNERS LP SERIES A
filed 1996-05-30
CIK 775346

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

Registrant's telephone number, including area code (914) 698-
0600

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


                             Peter D. Beekman

Date:  May 30, 1996          Peter D. Beekman
                             Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  May 30, 1996                          Peter D. Beekman

                             Peter D. Beekman
                             Chairman of the Board and President


Date:  May 30, 1996                          Charles Duggan

                             Charles Duggan
                             Executive Vice President,
                             Chief Financial Officer and Director


Date:  May 30, 1996                          Cortes E. DeRussy

                             Cortes E. DeRussy
                             Executive Vice President and Director


Date:  May 30, 1996                          Susan H. Beekman

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