Form 10-Q/A
period 1996-03-31
ICON CASH FLOW PARTNERS LP SERIES A
filed 1996-07-11
CIK 775346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended          March 31, 1996
                     -----------------------

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from ________________ to ________________________

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

      Expenses  for  the  three  months  ended  March  31,  1996  were  $17,882, representing a decrease of $20,684 or 54% from 1995. The decrease in expenses was primarily attributable to a decrease in the provision for bad debts of $10,000 or 100%, a decrease in interest expense of $6,358 or 52%, a decrease in depreciation expense of $4,973 or 100%, a decrease in management fees of $744 or 39% and a decrease in administrative expense reimbursements of $516 or 20% from 1995. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical loss experience, it was determined that no provision for bad debts was required for the three months ended March 31, 1996. Interest expense decreased due to the decrease in average debt outstanding from 1995 to 1996. The decrease in depreciation expense, management fees and administrative expense reimbursements resulted from a decrease in the average size of the portfolio from 1995 to 1996. Management fees were also affected by the reduction in management fee rates. Under the original partnership agreement, the General Partner was entitled to management fees at either 2% or 5% of rents, depending on the type of investments under management. In conjunction with the solicitation to amend the Limited Partnership Agreement, effective January 31, 1995, the General Partners reduced its management fees to a flat rate of 1% of rents for all investments under management. The General Partner previously reduced its management fees on January 1, 1994 to a flat rate of 2%. The foregone management fees, the difference between the flat rate (1% and 2%) and the allowable rates per the Partnership Agreement (2% or 5%) of rents, totaled $2,721 for the three month ended March 31, 1996. These foregone management fees are not accruable in future years. General and administrative expenses remained relatively constant from 1995 to 1996.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

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

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                   (unaudited)

                                                        March 31,   December 31,
                                                          1996          1995
       Assets

Cash .............................................     $ 123,456      $  79,759
                                                       ---------      ---------

Investment in financings
  Receivables due in installments ................       368,944        439,936
  Unearned income ................................       (43,257)       (54,157)
  Allowance for doubtful accounts ................       (20,170)       (19,920)
                                                       ---------      ---------
                                                         305,517        365,859
                                                       ---------      ---------

Investment in finance leases
  Minimum rents receivable .......................        98,262        132,210
  Estimated unguaranteed residual values .........        35,224         36,724
  Unearned income ................................       (11,507)       (15,940)
  Allowance for doubtful accounts ................       (17,945)       (15,322)
                                                       ---------      ---------
                                                         104,034        137,672
                                                       ---------      ---------

Investment in operating leases
  Equipment, at cost .............................        67,298         67,298
  Accumulated depreciation .......................       (63,386)       (63,386)
                                                       ---------      ---------
                                                           3,912          3,912
                                                       ---------      ---------

Other assets .....................................         8,873         11,902
                                                       ---------      ---------

Total assets .....................................     $ 545,792      $ 599,104
                                                       =========      =========

       Liabilities and Partners' Equity

Note payable - term loan .........................     $  67,000      $ 116,500
Notes payable - General Partner ..................       186,738        184,113
Notes payable - non-recourse .....................        39,194         51,658
Accounts payable to General Partner
  and affiliates, net ............................        61,220         31,689
Accounts payable - other .........................        12,164         14,044
Security deposits and deferred credits ...........         6,899          6,624
                                                       ---------      ---------
                                                         373,215        404,628
                                                       ---------      ---------
Commitments and Contingencies

Partners' equity
  General Partner ................................        21,030         22,125
  Limited partners (5,009 units outstanding,
    $500 per unit original issue price) ..........       151,547        172,351
                                                       ---------      ---------

Total partners' equity ...........................       172,577        194,476
                                                       ---------      ---------

Total liabilities and partners' equity ...........     $ 545,792      $ 599,104
                                                       =========      =========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)
                                                               1996       1995
                                                               ----       ----
Revenues

  Net gain on sales or remarketing
    of equipment ..............................               $38,044    $21,785
  Finance income ..............................                14,608     26,560
  Interest income and other ...................                 2,649        744
  Rental income ...............................                  --        9,531
                                                              -------    -------

  Total revenues ..............................                55,301     58,620
                                                              -------    -------

Expenses

  General and administrative ..................                 8,915      7,008
  Interest ....................................                 5,787     12,145
  Administrative expense reimbursements
    - General Partner .........................                 2,028      2,544
  Management fees - General Partner ...........                 1,152      1,896
  Depreciation ................................                  --        4,973
  Provision for bad debts .....................                  --       10,000
                                                              -------    -------

  Total expenses ..............................                17,882     38,566
                                                              -------    -------

Net income ....................................               $37,419    $20,054
                                                              =======    =======

Net income allocable to:
  Limited partners ............................               $35,548    $19,051
  General Partner .............................                 1,871      1,003
                                                              -------    -------

                                                              $37,419    $20,054
                                                              =======    =======

Weighted average number of limited
  partnership units outstanding ...............                 5,009      5,009
                                                              =======    =======

Net income per weighted average
  limited partnership unit ....................               $  7.10    $  3.80
                                                              =======    =======








See accompanying notes to financial statements.

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

                 For the Three Months Ended March 31, 1996 and
               the Years Ended December 31, 1995, 1994 and 1993

                                   (unaudited)

                       Limited Partner
                        Distributions

                   Return of  Investment  Limited      General
                    Capital     Income    Partners     Partner       Total
                      (Per weighted
                       average unit)

Balance at
  December 31, 1992                      $ 750,516   $  (72,449)  $   678,067

Cash distributions
  to partners        $53.61   $ 17.65     (356,915)     (18,785)     (375,700)

Net income                                  88,394        4,652        93,046
                                        ----------     --------     ---------

Balance at
  December 31, 1993                        481,995      (86,582)      395,413

Cash distributions
  to partners        $32.73   $ 13.92     (233,651)     (12,297)     (245,948)

Net income                                  69,705        3,669        73,374

Capital contributions                         -         125,000       125,000
                                           -------    ---------    ----------

Balance at
  December 31, 1994                        318,049       29,790       347,839

Cash distributions
  to partners        $29.09   $ 15.94     (225,533)     (11,867)     (237,400)

Net income                                  79,835        4,202        84,037
                                        ----------     --------     ---------

Balance at
  December 31, 1995                        172,351       22,125       194,476

Cash distributions
  to partners        $ 4.12   $  7.10      (56,352)      (2,966)      (59,318)

Net income                                  35,548        1,871        37,419
                                        ----------     --------     ---------

Balance at
  March 31, 1996                         $ 151,547   $   21,030   $   172,577
                                         =========   ==========   ===========




See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)
                                                            1996         1995
                                                            ----         ----

Cash flows from operating activities:
  Net income .........................................   $  37,419    $  20,054
                                                         ---------    ---------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Finance income portion of receivables paid
      directly to lenders by lessees .................      (1,420)      (2,537)
    Net gain on sales or remarketing of equipment ....     (38,044)     (21,785)
    Interest expense on non-recourse financing paid
      directly by lessees ............................       1,078        2,156
    Collection of principal
      - non-financed receivables .....................      78,079       73,628
    Depreciation .....................................        --          4,973
    Changes in operating assets and liabilities:
      Allowance for doubtful accounts ................       2,873       12,149
      Accounts payable to General Partner
        and affiliates, net ..........................      29,531       (6,677)
      Accounts payable - other .......................         745       (3,520)
      Security deposits and deferred credits .........         275         (214)
      Other, net .....................................      (9,534)       1,742
                                                         ---------    ---------
        Total adjustments ............................      63,583       59,915
                                                         ---------    ---------

        Net cash provided by operating activities ....     101,002       79,969
                                                         ---------    ---------

Cash flows from investing activities:
  Proceeds from sales of equipment ...................      51,513       27,787
                                                         ---------    ---------

        Net cash provided by investing activities ....      51,513       27,787
                                                         ---------    ---------

Cash flows from financing activities:
  Principal payments on term loan ....................     (49,500)    (155,000)
  Cash distributions to partners .....................     (59,318)     (59,450)
  Proceeds from General Partner loans ................        --        175,000
                                                         ---------    ---------

        Net cash used in financing activities ........    (108,818)     (39,450)
                                                         ---------    ---------

Net increase in cash .................................      43,697       68,306

Cash at beginning of period ..........................      79,759       82,186
                                                         ---------    ---------

Cash at end of period ................................   $ 123,456    $ 150,492
                                                         =========    =========


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

    During the three months ended March 31, 1996 and 1995, non-cash activities included the following:

                                                         1996        1995

Principal and interest on direct finance receivables
  paid directly to lender by lessee                   $  13,542   $  13,541
Principal and interest on non-recourse financing
  paid directly by lessee                               (13,542)    (13,541)
                                                      ---------   ---------

                                                      $   -       $   -
                                                      =========   =========

    Interest expense of $5,787 and $12,145 for the three months ended March 31, 1996 and 1995, respectively, consisted of: interest on non-recourse financing paid directly to lenders by lessees of $1,078 and $2,156, respectively, interest on the term loan of $2,084 and $8,751, respectively, and interest on General Partner loans of $2,625 and $1,238, respectively.

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

    There were no acquisition fees paid or accrued by the Partnership for the three months ended March 31, 1996 and 1995.

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

                                    ICON CASH FLOW PARTNERS, L.P., SERIES A
                                    File No. 2-99858 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.



July 9, 1996                        Charles Duggan
_____________                       _____________________________________
   Date                             Charles Duggan
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal financial and account officer of the General Partner of the Registrant)