Form 10-Q
period 1996-06-30
ICON CASH FLOW PARTNERS L P SERIES A
filed 1996-08-14
CIK 775346

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended          June 30, 1996
                     -------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 -

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

                                   June 30, 1996

                    General Partner's Discussion and Analysis of
                    Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in financings, finance leases and operating leases representing 78%, 22% and less than 1% of total investments at June 30, 1996, respectively, and 69%, 30% and 1% of total investments at June 30, 1995, respectively.

Three Months Ended June 30, 1996 and 1995

      For the three months ended June 30, 1995, the Partnership leased or financed equipment with an initial cost of $41,357 to 2 lessees or equipment users. The Partnership did not lease or finance equipment for the three months ended June 30, 1996.

Results of Operations

      Revenues for the three months ended June 30, 1996 were $64,560, representing an increase of $10,701 or 20% from 1995. The increase in revenues was attributable to the increase in net gain on sales or remarketing of equipment of $31,800. This was partially offset by a decrease in finance income of $11,227 or 48% from 1995. The decrease in finance income resulted from the decrease in the average size of the portfolio from 1995 to 1996. Interest income and other remained relatively constant from 1995 to 1996, while rental income decreased by $9,531.

      Expenses for the three months ended June 30, 1996 were $20,039, representing a decrease of $8,381 or 29% from 1995. The decrease in expenses was primarily attributable to a decrease in interest expense of $7,270 or 68%, a decrease in depreciation expense of $4,974 or 100%, a decrease in management fees of $376 or 27%, and a decrease in administrative expense reimbursements of $672 or 27%. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1995 to 1996. Depreciation expense decreased as a result of the Partnership's reduced investment in operating leases. Management fees and administrative expense reimbursements decreased due to the decrease in the average size of the portfolio.

      Net income for the three  months  ended June 30, 1996 and 1995 was $44,521
and  $25,439,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $8.44 and $4.82 for 1996 and 1995, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the three months ended June 30, 1996 and 1995 were net cash provided by operations of $53,127 and $79,372, respectively, and proceeds from sales of equipment of $59,770 and $21,547, respectively and General Partner loans totaling $175,000 in 1995. These funds were used to make payments on borrowings, fund cash distributions and purchase equipment. The Partnership intends to purchase additional equipment and fund cash distributions to the extent there are sufficient funds available after servicing the Partnership's current debt obligation utilizing cash from operations and proceeds from sales of equipment.

      Cash distributions to limited partners for the three months ended June 30, 1996 and 1995, which were paid quarterly, totaled $56,351 and $56,351, of which $44,521 and $25,439 was investment income and $11,830 and $30,912 was a return of capital, respectively. The quarterly annualized cash distribution rate to limited partners was 9.00% and 9.00%, of which 7.11% and 4.06% was investment income and 1.89% and 4.94% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended June 30, 1996 and 1995 was $11.25 and $11.25, of which $8.89 and $5.08 was investment income and $2.36 and $6.17 was a return of capital, respectively. The Partnership had notes payable at June 30, 1996 and 1995 of $215,809 and $470,118, respectively, and such amounts consisted of $189,363 and $178,863 in General Partner loans, $26,446 and $75,755 in non-recourse notes and $0 and $215,500 in secured financing, respectively.

Six Months Ended June 30, 1996 and 1995

Results of Operations

      For the six months ended June 30, 1995, the Partnership leased or financed equipment with an initial cost of $41,356 to 2 lessees or equipment users. The weighted average initial transaction term relating to these transactions was 50 months. The Partnership did not lease or finance equipment for the six months ended June 30, 1996.

      Revenues for the six months ended June 30, 1996 were $119,861, representing an increase of $7,382 or 6.6% from 1995. This was partially offset by a decrease in finance income of $23,179 or 46% from 1995. The increase in revenues was attributable to the increase in net gain on sales or remarketing of equipment of $48,059. The decrease in finance income resulted from the decrease in the average size of the portfolio from 1995 to 1996. Interest income and other remained relatively constant from 1995 to 1996, while rental income decreased by $19,062 or 100%.

                      ICON Cash Flow Partners, L.P., Series A
                          (A Delaware Limited Partnership)

                                   June 30, 1996

                    General Partner's Discussion and Analysis of
                    Financial Condition and Results of Operations

      Expenses for the six months ended June 30, 1996 were $37,921, representing a decrease of $29,065 or 43% from 1995. The decrease in expenses was primarily attributable to a decrease in depreciation expense of $9,947 or 100%, a decrease in interest expense of $13,628 or 60%, a decrease in management fees of $1,120 or 34%, and a decrease in administrative expense reimbursements of $1,188 or 24% from 1995. Depreciation expense decreased due to the Partnership's reduced investment in operating leases. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1995 to 1996. Management fees and administrative expense reimbursements decreased due to the decrease in the average size of the portfolio.

      Net income for the six months ended June 30, 1996 and 1995 was $81,940 and $45,493, respectively. The net income per weighted average limited partnership unit was $15.54 and $8.63 for 1996 and 1995, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the six months ended June 30, 1996 and 1995 were net cash provided by operations of $154,129 and $159,341, respectively, proceeds from sales of equipment of $111,283 and $49,334, respectively, and General Partner loans totaling $175,000 in 1995. These funds were used to make payments on borrowings, fund cash distributions and purchase equipment. The Partnership intends to purchase additional equipment and fund cash distributions to the extent there are sufficient funds available after servicing the Partnership's current debt obligation utilizing cash from operations and proceeds from sales of equipment.

      Cash distributions to limited partners for the six months ended June 30, 1996 and 1995, which were paid quarterly, totaled $112,702 and $112,829, of which $77,843 and $43,218 was investment income and $34,860 and $69,611 was a return of capital, respectively. The quarterly annualized cash distribution rate to limited partners was 9.00% and 9.01%, of which 6.22% and 3.45% was investment income and 2.78% and 5.56% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1996 and 1995 was $22.50 and $22.53, of which $15.54 and $8.63 was investment income and $6.96 and $13.90 was a return of capital, respectively.

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

      In February 1995 and March 1995, the General Partner lent $75,000 and $100,000, respectively, to the Partnership. Principal on the loans will be repaid only after the extended Reinvestment Period expires, and, the limited partners receive their minimum return. These notes bear interest at the lower of 6% or prime. Interest on the loans will be paid if the Partnership determines that there are sufficient funds available.

      As of June 30, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

New Accounting Pronouncement
In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996. The new standard is similar to the Partnership's existing accounting policies relating to the impairment of estimated residual values. As a result, adoption of SFAS No. 121 in the first quarter of 1996 had no impact on the Partnership's financial statements.

                       ICON Cash Flow Partners, L.P., Series A
                          (A Delaware Limited Partnership)

                                   Balance Sheets

                                     (unaudited)

                                                        June 30,    December 31,
                                                         1996           1995
        Assets

Cash .............................................     $ 110,037      $  79,759
                                                       ---------      ---------

Investment in financings
  Receivables due in installments ................       317,682        439,936
  Unearned income ................................       (34,241)       (54,157)
  Allowance for doubtful accounts ................       (20,420)       (19,920)
                                                       ---------      ---------
                                                         263,021        365,859

Investment in finance leases
  Minimum rents receivable .......................        68,195        132,210
  Estimated unguaranteed residual values .........        18,373         36,724
  Unearned income ................................        (8,536)       (15,940)
  Allowance for doubtful accounts ................       (20,843)       (15,322)
                                                       ---------      ---------
                                                          57,189        137,672

Investment in operating leases
  Equipment, at cost .............................        39,887         67,298
  Accumulated depreciation .......................       (39,787)       (63,386)
                                                       ---------      ---------
                                                             100          3,912
                                                       ---------      ---------

Other assets .....................................         2,487         11,902
                                                       ---------      ---------

Total assets .....................................     $ 432,834      $ 599,104
                                                       =========      =========

       Liabilities and Partners' Equity

Notes payable - General Partner ..................     $ 189,363      $ 184,113
Notes payable - non-recourse .....................        26,446         51,658
Note payable - term loan .........................          --          116,500
Accounts payable to General Partner
  and affiliates, net ............................        42,164         31,689
Accounts payable - other .........................        14,116         14,044
Security deposits and deferred credits ...........         2,963          6,624
                                                         275,052        404,628
Commitments and Contingencies

Partners' equity
  General Partner ................................        20,290         22,125
  Limited partners (5,009 units outstanding,
    $500 per unit original issue price) ..........       137,492        172,351
                                                       ---------      ---------

Total partners' equity ...........................       157,782        194,476
                                                       ---------      ---------

Total liabilities and partners' equity ...........     $ 432,834      $ 599,104
                                                       =========      =========


See accompanying notes to financial statements.

                       ICON Cash Flow Partners, L.P., Series A
                          (A Delaware Limited Partnership)

                              Statements of Operations

                                     (unaudited)



                                       For the Three Months   For the Six Months
                                          Ended June 30,         Ended June 30,
                                         1996       1995        1996      1995
                                      ---------   ---------  ---------  --------
Revenues

  Finance income ...................   $ 12,221   $ 23,448   $ 26,829   $ 50,008
  Net gain on sales or
    remarketing of equipment .......     50,794     18,994     88,838     40,779
  Rental income ....................       --        9,531       --       19,062
  Interest income and other ........      1,545      1,886      4,194      2,630
                                       --------   --------   --------   --------

  Total revenues ...................     64,560     53,859    119,861    112,479
                                       --------   --------   --------   --------

Expenses

  Interest .........................      3,418     10,688      9,205     22,833
  General and administrative .......     13,810      8,900     22,725     15,908
  Depreciation .....................       --        4,974       --        9,947
  Administrative expense
    reimbursement
    - General Partner ..............      1,793      2,464      3,821      5,008
  Management fees - General Partner       1,018      1,394      2,170      3,290
  Amortization of initial
  direct costs .....................       --         --         --         --
  Provision for bad debts ..........       --         --         --       10,000
                                       --------   --------   --------   --------

  Total expenses ...................     20,039     28,420     37,921     66,986
                                       --------   --------   --------   --------

Net income .........................   $ 44,521   $ 25,439   $ 81,940   $ 45,493
                                       ========   ========   ========   ========

Net income allocable to:
  Limited partners .................   $ 42,295   $ 24,167   $ 77,843   $ 43,218
  General Partner ..................      2,226      1,272      4,097      2,275
                                       --------   --------   --------   --------

                                       $ 44,521   $ 25,439   $ 81,940   $ 45,493
                                       ========   ========   ========   ========

Weighted average number of limited
  partnership units outstanding ....      5,009      5,009      5,009      5,009
                                       ========   ========   ========   ========

Net income per weighted average
  limited partnership unit .........   $   8.44   $   4.82   $  15.54   $   8.63
                                       ========   ========   ========   ========











See accompanying notes to financial statements.

                       ICON Cash Flow Partners, L.P., Series A
                          (A Delaware Limited Partnership)

                      Statements of Changes in Partners' Equity

                     For the Six Months Ended June 30, 1996 and
                  the Years Ended December 31, 1995, 1994 and 1993

                                     (unaudited)


                                 Limited Partner
                                  Distributions

                              Return of  Investment   Limited   General
                               Capital    Income     Partners   Partner      Total
                                 (Per weighted
                                  average unit)

Balance at December 31, 1992                       $   750,516  $(72,449)  $ 678,067

Cash distributions
  to partners                  $ 53.61  $ 17.65       (356,915)  (18,785)   (375,700)

Net income                                              88,394     4,652      93,046
                                                     ---------  --------   ---------

Balance at December 31, 1993                           481,995   (86,582)    395,413

Cash distributions to partners $ 32.73  $ 13.92       (233,651)  (12,297)   (245,948)

Net income                                              69,705     3,669      73,374

Capital contributions                                    -       125,000     125,000
                                                    ----------  --------  ----------

Balance at December 31, 1994                           318,049    29,790     347,839

Cash distributions to partners $ 29.09  $ 15.94       (225,533)  (11,867)   (237,400)

Net income                                              79,835     4,202      84,037
                                                     ---------  --------   ---------

Balance at December 31, 1995                           172,351    22,125     194,476

Cash distributions to partners $  6.96  $ 15.54       (112,702)   (5,932)   (118,634)

Net income                                              77,843     4,097      81,940
                                                     ---------  --------   ---------

Balance at June 30, 1996                           $   137,492  $ 20,290   $ 157,782
                                                   ===========  ========   =========















See accompanying notes to financial statements.

                       ICON Cash Flow Partners, L.P., Series A
                          (A Delaware Limited Partnership)

                              Statements of Cash Flows

                          For the Six Months Ended June 30,

                                     (unaudited)


                                                            1996        1995
                                                            ----        ----

Cash flows provided by operating activities:
  Net income ..........................................   $  81,940  $  45,493
                                                          ---------  ---------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Finance income portion of receivables paid
     directly to lenders by lessees ...................      (2,545)    (4,806)
    Net gain on sales or remarketing of equipment .....     (88,838)   (40,779)
    Interest expense on non-recourse financing paid
     directly by lessees ..............................       1,871      4,051
    Depreciation ......................................        --        9,947
    Collection of principal - non-financed receivables      133,521    150,673
    Changes in operating assets and liabilities:
     Allowance for doubtful accounts ..................       6,021     (8,931)
     Accounts payable to General Partner and affiliates      10,475    (30,649)
     Accounts payable - other .........................       5,322     (3,961)
     Security deposits and deferred credits ...........      (3,661)    15,113
     Other, net .......................................      10,023     23,190
                                                          ---------  ---------

        Total adjustments .............................      72,189    113,848
                                                          ---------  ---------

       Net cash provided by operating activities ......     154,129    159,341
                                                          ---------  ---------

Cash flows provided by investing activities:
  Proceeds from sales of equipment ....................     111,283     49,334
  Equipment and receivables purchased .................        --      (41,357)
                                                          ---------  ---------

       Net cash provided by investing activities ......     111,283      7,977
                                                          ---------  ---------

Cash flows used for financing activities:
  Principal payments on term loan .....................    (116,500)  (204,500)
  Cash distributions to partners ......................    (118,634)  (118,768)
  Proceeds from General Partner loans .................        --      175,000
                                                          ---------  ---------

       Net cash used in financing activities ..........    (235,134)  (148,268)
                                                          ---------  ---------

Net increase in cash ..................................      30,278     19,050

Cash, beginning of period .............................      79,759     82,186
                                                          ---------  ---------

Cash, end of period ...................................   $ 110,037  $ 101,236
                                                          =========  =========







See accompanying notes to financial statements.

                      ICON Cash Flow Partners, L.P., Series A
                          (A Delaware Limited Partnership)

                        Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

    During the six months ended June 30, 1996 and 1995, non-cash activities included the following:

                                                           1996         1995
                                                           ----         ----

Principal and interest on direct finance receivables
 paid directly to lender by lessee                       $ 27,083     $ 27,083
Principal and interest on non-recourse financing
 paid directly by lessee                                  (27,083)     (27,083)

                                                         $   -        $    -
                                                         ========     =========

     Interest expense of $9,205 and $22,833 for the six months ended June 30, 1996 and 1995, respectively, consisted of: interest on non-recourse financing paid directly to lenders by lessees of $1,871 and $4,051, respectively, interest on the term loan of $2,084 and $14,919, respectively, and interest on General Partner loans of $5,250 and $3,863, respectively.

                       ICON Cash Flow Partners, L.P., Series A
                          (A Delaware Limited Partnership)

                            Notes to Financial Statements

                                    June 30, 1996

                                     (unaudited)

1. Basis of Presentation

   The financial statements included herein should be read in conjunction with the Notes to Financial Statements included in the Partnership's 1995 Annual Report on Form 10-K and have been prepared in accordance with the accounting policies stated therein.

2. New Accounting Pronouncement

   In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996.

   The Partnership's existing policy with respect to impairment of estimated residual values is to review, on a quarterly basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

   The Partnership measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Partnership from release or resale of the equipment. Generally, quoted market prices are used as the basis for measuring whether an impairment loss should be recognized.

   As a result, the Partnership's policy with respect to measurement and recognition of an impairment loss associated with estimated residual values is consistent with the requirements of SFAS No. 121 and, therefore, the Partnership's adoption of this Statement in the first quarter of 1996 had no material effect on the financial statements.

3. General Partner Loan

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

4. Related Party Transactions

   During the six months ended June 30, 1996 and 1995, the Partnership accrued to the General Partner management fees of $2,170 and $3,290, respectively, and paid or accrued administrative expense reimbursements of $3,821 and $5,008, respectively, which were charged to operations.

   The payment of management fees have been deferred since September 1, 1993 and as of June 30, 1996, $33,643 in management fees have been accrued but not paid.

   Under the original Partnership agreement, the General Partner was entitled to management fees at either 2% or 5% of rents, depending on the type of investments under management. In conjunction with the solicitation to amend the Limited Partnership Agreement, effective January 31, 1995, the General Partner reduced its management fees to a flat rate of 1% of rents for all investments under management. The General Partner previously reduced its management fees on January 1, 1994 to a flat rate of 2%. The foregone management fees, the difference between the flat rate (1%) and the allowable rates per the Partnership agreement (2% or 5%) of rents for certain types of investments, totaled $5,399 for the six months ended June 30, 1996. These foregone management fees are not accruable in future years.

   There were no acquisition fees paid or accrued by the Partnership for the six months ended June 30, 1996 and 1995.

   The Partnership accrued $5,250 and $3,863 in interest related to the General Partner loans for 1996 and 1995, respectively (see Note 2).

                       ICON Cash Flow Partners, L.P., Series A
                          (A Delaware Limited Partnership)


                                       PART II

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Reports and Amendments

The Partnership did not file any amendments during the six months ended June 30, 1996.

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

                                    ICON CASH FLOW PARTNERS, L.P., SERIES A
                                    File No. 2-99858 (Registrant)
                                    By its General Partner,
                                    ICON Capital Corp.



August 13, 1996                     Charles Duggan
                                    --------------------------------------------
    Date                            Charles Duggan
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal financial and account officer of the General Partner of the Registrant)