Form 10-Q
period 1996-09-30
ICON CASH FLOW PARTNERS L P SERIES A
filed 1996-11-14
CIK 775346

UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C.  20549


                                              FORM 10-Q



     [x ] Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934

     For the period ended                     September 30, 1996
                               -------------------------------------------------

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from             to
                                    -----------    -----------------------------

     Commission File Number              2-99858
                            ---------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series A
             (Exact name of registrant as specified in its charter)


                Delaware                                    13-3270490
     ---------------------------------------------------------------------------
     (State or other jurisdiction of        (IRS Employer Identification Number)
      incorporation or organization)


                 600 Mamaroneck Avenue, Harrison, New York 10528
     ---------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip code)


                                 (914) 698-0600
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           [ x] Yes     [  ] No

PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                 Balance Sheets
                                   (unaudited)

                                                    September 30,   December 31,
                                                        1996            1995
                                                        ----            ----
        Assets

Cash .............................................     $ 120,815      $  79,759
                                                       ---------      ---------

Investment in financings
  Receivables due in installments ................       271,701        439,936
  Unearned income ................................       (26,482)       (54,157)
  Allowance for doubtful accounts ................       (20,420)       (19,920)
                                                       ---------      ---------
                                                         224,799        365,859
                                                       ---------      ---------

Investment in finance leases
  Minimum rents receivable .......................        53,197        132,210
  Estimated unguaranteed residual values .........        17,853         36,724
  Unearned income ................................        (6,061)       (15,940)
  Allowance for doubtful accounts ................       (24,010)       (15,322)
                                                       ---------      ---------
                                                          40,979        137,672
                                                       ---------      ---------

Investment in operating leases
  Equipment, at cost .............................        39,887         67,298
  Accumulated depreciation .......................       (39,787)       (63,386)
                                                       ---------      ---------
                                                             100          3,912
                                                       ---------      ---------

Other assets .....................................         2,487         11,902
                                                       ---------      ---------

Total assets .....................................     $ 389,180      $ 599,104
                                                       =========      =========

       Liabilities and Partners' Equity

Notes payable - General Partner ..................     $ 191,987      $ 184,113
Notes payable - non-recourse .....................        13,406         51,658
Note payable - term loan .........................          --          116,500
Accounts payable to General Partner
  and affiliates, net ............................        41,145         31,689
Accounts payable - other .........................        10,894         14,044
Security deposits and deferred credits ...........         4,339          6,624
                                                         261,771        404,628
                                                       ---------      ---------
Commitments and Contingencies

Partners' equity
  General Partner ................................        18,772         22,125
  Limited partners
    (5,009 units outstanding,
    $500 per unit original issue price) ..........       108,637        172,351
                                                       ---------      ---------

Total partners' equity ...........................       127,409        194,476
                                                       ---------      ---------

Total liabilities and partners' equity ...........     $ 389,180      $ 599,104
                                                       =========      =========


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Operations

                                   (unaudited)



                                         For the Three Months   For the Nine Months
                                         Ended September 30,    Ended September 30,
                                           1996        1995      1996         1995
                                           ----        ----      ----         ----
Revenues
   Net gain on sales or
     remarketing of equipment .........   $ 25,133   $ 17,734   $113,971   $ 58,513
   Finance income .....................     10,234     21,079     37,063     71,087
   Interest income and other ..........      2,088      1,451      6,282      4,081
   Rental income ......................       --        9,531       --       28,593
                                          --------   --------   --------   --------

   Total revenues .....................     37,455     49,795    157,316    162,274
                                          --------   --------   --------   --------

Expenses

   Interest ...........................      3,126      9,057     12,331     31,890
   General and administrative .........      2,883     11,580     25,609     27,488
   Depreciation .......................       --        4,973       --       14,920
   Administrative expense reimbursement
     - General Partner ................      1,596      2,447      5,416      7,455
   Management fees - General Partner ..        906      1,391      3,076      4,681
   Provision for bad debts ............       --         --         --       10,000
                                          --------   --------   --------   --------

   Total expenses .....................      8,511     29,448     46,432     96,434
                                          --------   --------   --------   --------

Net income ............................   $ 28,944   $ 20,347   $110,884   $ 65,840
                                          ========   ========   ========   ========

Net income allocable to:
   Limited partners ...................   $ 27,497   $ 19,330   $105,340   $ 62,548
   General Partner ....................      1,447      1,017      5,544      3,292
                                          --------   --------   --------   --------

                                          $ 28,944   $ 20,347   $110,884   $ 65,840
                                          ========   ========   ========   ========

Weighted average number of limited
   partnership units outstanding ......      5,009      5,009      5,009      5,009
                                          ========   ========   ========   ========

Net income per weighted average
   limited partnership unit ...........   $   5.49   $   3.86   $  21.03   $  12.49
                                          ========   ========   ========   ========







See accompanying notes to financial statements.





                               ICON Cash Flow Partners, L.P., Series A
                                  (A Delaware Limited Partnership)

                              Statements of Changes in Partners' Equity

                          For the Nine Months Ended September 30, 1996 and the Years Ended December 31, 1995, 1994 and 1993

                                             (unaudited)


                                    Limited Partner Distributions

                                     Return of    Investment       Limited        General
                                      Capital       Income         Partners        Partner        Total
                                     (Per weighted average unit)

Balance at December 31, 1992 .                            $ 750,516   $ (72,449)   $ 678,067

Cash distributions to partners   $   53.61   $   17.65     (356,915)     (18,785)    (375,700)

Net income ...................                               88,394       4,652       93,046
                                                          ---------    ---------    ---------

Balance at December 31, 1993 .                              481,995     (86,582)     395,413

Cash distributions to partners   $   32.73   $   13.92     (233,651)     (12,297)    (245,948)

Net income ...................                               69,705       3,669       73,374

Capital contributions ........                                 --       125,000      125,000
                                                          ---------    ---------    ---------

Balance at December 31, 1994 .                              318,049      29,790      347,839

Cash distributions to partners   $   29.09   $   15.94     (225,533)     (11,867)    (237,400)

Net income ...................                               79,835       4,202       84,037
                                                          ---------    ---------    ---------

Balance at December 31, 1995 .                              172,351      22,125      194,476

Cash distributions to partners   $   12.72   $   21.03     (169,054)      (8,898)    (177,951)

Net income ...................                              105,340       5,544      110,884
                                                          ---------    ---------    ---------

Balance at September 30, 1996                             $ 108,637   $  18,772    $ 127,409
                                                          =========    =========    =========










See accompanying notes to financial statements.





                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)


                                                              1996        1995
                                                              ----        ----

Cash flows provided by operating activities:
   Net income ..........................................   $ 110,884    $  65,840
                                                           ---------    ---------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Finance income portion of receivables paid
      directly to lenders by lessees ...................      (3,365)      (6,798)
     Net gain on sales or remarketing of equipment .....    (113,971)     (58,513)
     Interest expense on non-recourse financing paid
      directly by lessees ..............................       2,372        5,680
     Depreciation ......................................        --         14,920
     Collection of principal - non-financed receivables      175,768      217,565
     Changes in operating assets and liabilities:
      Allowance for doubtful accounts ..................       9,189       (8,276)
      Accounts payable to General Partner and affiliates       9,456      (50,431)
      Accounts payable - other .........................       2,100       (3,483)
      Security deposits and deferred credits ...........      (2,285)        (647)
      Other assets .....................................       9,416        2,103
      Other, net .......................................         257       23,946
                                                           ---------    ---------

         Total adjustments .............................      88,937      136,066
                                                           ---------    ---------

        Net cash provided by operating activities ......     199,821      201,906
                                                           ---------    ---------

Cash flows provided by investing activities:
   Proceeds from sales of equipment ....................     135,686       95,979
   Equipment and receivables purchased .................        --        (41,357)
                                                           ---------    ---------

        Net cash provided by investing activities ......     135,686       54,622
                                                           ---------    ---------

Cash flows used for financing activities:
   Principal payments on term loan .....................    (116,500)    (254,000)
   Cash distributions to partners ......................    (177,951)    (178,085)
   Proceeds from General Partner loans .................        --        175,000
                                                           ---------    ---------

        Net cash used in financing activities ..........    (294,451)    (257,085)
                                                           ---------    ---------

Net increase/(decrease) in cash ........................      41,056         (557)

Cash, beginning of period ..............................      79,759       82,186
                                                           ---------    ---------

Cash, end of period ....................................   $ 120,815    $  81,629
                                                           =========    =========

See accompanying notes to financial statements.


                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

     During the nine months ended September 30, 1996 and 1995, non-cash activities included the following:

                                                          1996       1995
                                                          ----       ----

Principal and interest on direct finance receivables
 paid directly to lender by lessee .................   $ 40,625    $ 40,624
Principal and interest on non-recourse financing
 paid directly by lessee ...........................    (40,625)    (40,624)
                                                       --------    --------

                                                       $   -       $   -
                                                       ========    ========

      Interest expense of $12,331 and $31,890 for the nine months ended September 30, 1996 and 1995, respectively, consisted of: interest on non-recourse financing paid directly to lenders by lessees of $2,372 and $5,680, respectively, interest on the term loan of $2,084 and $19,722, respectively, and interest on General Partner loans of $7,875 and $6,488, respectively.

                               ICON Cash Flow Partners, L.P., Series A
                                  (A Delaware Limited Partnership)

                                    Notes to Financial Statements

                                         September 30, 1996

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

4. Related Party Transactions

   During the nine months ended September 30, 1996 and 1995, the Partnership accrued to the General Partner management fees of $3,076 and $4,681, respectively, and paid or accrued administrative expense reimbursements of $5,416 and $7,455, respectively, which were charged to operations.

   The payment of management fees have been deferred since September 1, 1993 and as of September 30, 1996, $34,549 in management fees have been accrued but not paid.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)

   Under the original Partnership agreement, the General Partner was entitled to management fees at either 2% or 5% of rents, depending on the type of investments under management. In conjunction with the solicitation to amend the Limited Partnership Agreement, effective January 31, 1995, the General Partner reduced its management fees to a flat rate of 1% of rents for all investments under management. The General Partner previously reduced its management fees on January 1, 1994 to a flat rate of 2%. The foregone management fees, the difference between the flat rate (1%) and the allowable rates per the Partnership agreement (2% or 5%) of rents for certain types of investments, totaled $7,672 for the nine months ended September 30, 1996. These foregone management fees are not accruable in future years.

   There were no acquisition fees paid or accrued by the Partnership for the nine months ended September 30, 1996 and 1995.

   The Partnership accrued $7,875 and $6,488 in interest related to the General Partner loans for 1996 and 1995, respectively (see Note 2).

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The Partnership's portfolio consisted of a net investment in financings, finance leases and operating leases representing 79%, 20% and 1% of total investments at September 30, 1996, respectively, and 70%, 29% and 1% of total investments at September 30, 1995, respectively.

Three Months Ended September 30, 1996 and 1995

   For the three months ended September 30, 1996 and 1995, the Partnership did not lease or finance equipment.

Results of Operations

   Revenues for the three months ended September 30, 1996 were $37,455, representing a decrease of $12,340 or 25% from 1995. The decrease in revenues was primarily attributable to a decrease in finance income of $10,845 or 51%, and a decrease in rental income of $9,531 or 100%. The decrease in these revenues was partially offset by an increase in net gain on sales or remarketing of equipment of $7,399 or 42%. The overall decrease in finance income and rental income resulted from a decrease in the average size of the portfolio from 1995 to 1996.

   Expenses for the three months ended September 30, 1996 were $8,511, representing a decrease of $20,937 or 71% from 1995. The decrease in expenses was primarily attributable to a decrease in general and administrative expenses of $8,697 or 75% from 1995. Results were also affected by a decrease in interest expense of $5,931 or 65%, a decrease in depreciation expense of $4,973 or 100%, a decrease in management fees of $485 or 35% and a decrease in administrative expense reimbursements of $852 or 35% from 1995. The decrease in general and administrative expenses, management fees and administrative expense reimbursements resulted from a decrease in the average size of the portfolio. The decrease in depreciation expense resulted from the Partnership's reduced investment in operating leases.

   Net income for the three months ended September 30, 1996 and 1995 was $28,944
and  $20,347,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $5.49 and $3.86 for 1996 and 1995, respectively.

Liquidity and Capital Resources

   The Partnership's primary sources of funds for the three months ended September 30, 1996 and 1995 were net cash provided by operations of $45,692 and $42,565, respectively, and proceeds from sales of equipment of $24,403 and $46,645, respectively. These funds were used to make payments on borrowings, and to fund cash distributions. The Partnership intends to purchase additional equipment and fund cash distributions, to the extent there are sufficient funds available after servicing the Partnership's current debt obligation, utilizing cash provided by operations and proceeds from sales of equipment.

   Cash distributions to limited partners for the three months ended September 30, 1996 and 1995, which were paid quarterly, totaled $56,351 and $56,352, of which $27,497 and $19,330 was investment income and $28,854 and $37,022 was a return of capital, respectively. The quarterly annualized cash distribution rate to limited partners was 9.00% and 9.00%, of which 4.39% and 3.09% was investment income and 4.61% and 5.91% was a return of capital, respectively, calculated as a percentage of each partners initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended September 30, 1996 and 1995 was $11.25 and $11.25, of which $5.49 and $3.86 was investment income and $5.76 and $7.39 was a return of capital, respectively. The Partnership had notes payable at September 30, 1996 and 1995 of $205,393 and $411,331, respectively, and such amounts consisted of $191,987 and $181,488 in General Partner loans, $0 and $166,000 in secured financing and $13,406 and $63,843 in non-recourse notes, respectively.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

Nine Months Ended September 30, 1996 and 1995

   For the nine months ended September 30, 1996 and 1995 the Partnership leased or financed equipment with an initial cost of $41,357 to 2 lessees or equipment users. The weighted average initial transaction terms relating to these transactions was 50 months.

Results of Operations

   Revenues for the nine months ended September 30, 1996 were $157,316, representing a decrease of $4,958 from 1995. The decrease in revenues was primarily attributable to a decrease in finance income of $34,024 or 48%, and a decrease in rental income of $28,593 or 100% from 1995. The decrease in these revenues was partially offset by an increase in net gain (loss) on sales or remarketing of equipment of $55,458 or 95% and an increase in interest income and other of $2,201 or 54% from 1995. The overall decrease in finance income and rental income resulted from a decrease in the average size of the portfolio from 1995 to 1996. The net gain on sales or remarketing of equipment increased due to an increase in the number of month-to-month renewal lease payments received. Interest income and other increased due to an increase in the average cash balance from 1995 to 1996.

   Expenses for the nine months ended September 30, 1996 were $46,432, representing a decrease of $50,002 or 52% from 1995. The decrease in expenses was primarily attributable to a decrease in interest expense of $19,559 or 61% from 1995. Results were also affected by a decrease in depreciation expense of $14,920 or 100%, a decrease in reserve for residual impairment/provision for bad debt expenses of $10,000 or 100%, a decrease in administrative expense reimbursememt of $2,039 or 3%, a decrease in general and administrative expense of $1,879 and a decrease in management fees of $1,605 from 1995. Depreciation expense decreased due to the Partnership's reduced investment in operating leases. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1995 to 1996. General and administrative expenses, management fees, administrative expense reimbursements and reserve for residual impairment/provision for bad debt decreased due to the decrease in the average size of the portfolio.

   Net income for the nine months ended September 30, 1996 and 1995 was $110,884
and  $65,840,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $21.03 and $12.49 for 1996 and 1995, respectively.

Liquidity and Capital Resources

   The Partnership's primary sources of funds for the nine months ended September 30, 1996 and 1995 were net cash provided by operations of $199,821 and $201,906, respectively, proceeds from sales of equipment of $135,686 and $95,979, respectively, and General Partner loans totaling $175,000 in 1995. These funds were used to make payments on borrowings, fund cash distributions and to purchase equipment. The Partnership intends to continue to purchase additional equipment and fund cash distributions, to the extent there are sufficient funds available after servicing the Partnership's current debt obligation, utilizing cash provided by operations and proceeds from sales of equipment.

   Cash distributions to limited partners for the nine months ended September 30, 1996 and 1995, which were paid quarterly, totaled $169,054 and $169,181, of which $105,340 and $62,548 was investment income and $63,714 and $106,633 was a return of capital, respectively. The quarterly annualized distribution rate to limited partners was 9.00% and 9.01%, of which 5.58% and 3.33% was investment income and 3.42% and 5.68% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1996 and 1995 was $33.75 and $33.78 of which $21.03 and $12.49 was investment income and $12.72 and $21.79 was a return of capital, respectively.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)



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

   As of September 30, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will continue to invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

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

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)


PART II  - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

Form  8-K was  filed  on  September  4,  1996,  Item 1,  Change  in  Control  of
Registrant.

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

                                        ICON CASH FLOW PARTNERS, L.P., SERIES A
                                        File No. 2-99858 (Registrant)
                                        By its General Partner,
                                        ICON Capital Corp.



November 12, 1996                       Gary N. Silverhardt
-------------------                     ----------------------------------------
    DATE                                Gary N. Silverhardt
                                        Chief Financial Officer
                                       (Principal financial and account officer
                                        of the General Partner of
                                        the Registrant)