Form 10-K
period 1996-12-31
ICON CASH FLOW PARTNERS L P SERIES A
filed 1997-03-31
CIK 775346

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                           FORM 10-K

[  X ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 [Fee Required]

For the fiscal year ended                   December 31, 1996
                          -----------------------------------------------------
                                              or
[     ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 [Fee Required]

For the transition period from                             to
                               ---------------------------    ------------------

Commission File Number                             2-99858
--------------------------------------------------------------------------------
                     ICON Cash Flow Partners, L.P., Series A
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-3270490
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

              600 Mamaroneck Avenue, Harrison, New York 10528-1632 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code         (914) 698-0600
                                                   ----------------------------

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

                                                          [X] Yes       [  ] No

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1996

                                TABLE OF CONTENTS

Item                                                                 Page

PART I

1.   Business                                                        3-4

2.   Properties                                                        4

3.   Legal Proceedings                                                 5

4.   Submission of Matters to a Vote of Security Holders               5

PART II

5.   Market for the Registrant's Securities and Related
     Security Holder Matters                                           5

6.   Selected Financial and Operating Data                             6

7.   General Partner's Discussion and Analysis of Financial
     Condition and Results of Operations                             7-9

8.   Financial Statements and Supplementary Data                   10-24

9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                              25

PART III

10.     Directors and Executive Officers of the
        Registrant's General Partner                               25-26

11.     Executive Compensation                                        26

12.     Security Ownership of Certain Beneficial Owners
        and Management                                                27

13.     Certain Relationships and Related Transactions                27

PART IV

14.     Exhibits, Reports and Amendments                              28

SIGNATURES                                                            29

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1996


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

Narrative Description of Business

    The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership is to acquire a diversified portfolio of equipment on lease to credit-worthy lessees which will: (1) preserve, protect and return the Partnership's invested capital; (2) generate cash available for distribution from which the Partnership has made and intends to continue to make distributions to the partners, with any balance remaining to be used to purchase additional equipment during a reinvestment period ending not earlier than eight years, and not later than ten years, after the final closing date (between February 1, 1997 and February 1, 1999); and (3) provide cash distributions and net disposition and re-lease proceeds, periodically, following the reinvestment period until all the equipment purchased by the Partnership has been sold. In addition to acquiring equipment for lease, the Partnership also provides financing to certain manufacturers, lessors and lessees.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1996

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

Lease and Financing Transactions

    For the years ended December 31, 1996 and 1995, the Partnership purchased and leased or financed $15,297 and $41,357 of equipment, respectively, with a weighted average initial transaction term of 20 and 50 months, respectively. At December 31, 1996 the weighted average initial transaction term of the portfolio was 49 months. A summary of the portfolio equipment cost by category held at December 31, 1996 and 1995 is as follows:

                        December 31, 1996             December 31, 1995
                     -----------------------     -------------------------
                       Cost         Percent          Cost         Percent
                       ----         -------          ----         -------

Computer systems    $ 311,285         31.7%      $  419,384       29.6%
Retail systems        255,038         26.0          299,712       21.2
Manufacturing
  & production        198,530         20.3          231,721       16.4
Copiers                53,149          5.4          170,387       12.0
Video production       44,248          4.5           85,713        6.1
Telecommunications     41,535          4.2           26,238        1.9
Printing               33,033          3.4           33,034        2.3
Material handling      27,258          2.8           54,079        3.8
Medical                12,963          1.3           25,128        1.8
Sanitation              3,571          0.4           41,675        2.9
Office furniture
  & fixtures               -           -             28,431        2.0
                    ---------      --------      ----------     ------

                    $ 980,610        100.0%      $1,415,502     100.0%
                    =========        =====       ==========     =====

    At December 31, 1996, the Partnership did not lease or finance any equipment which individually represents greater than 10% of the total portfolio equipment cost at December 31, 1996.

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

                                December 31, 1996

Item 3.  Legal Proceedings

    The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of 1996.

PART II

Item 5.  Market for the Registrant's Securities and Related Security Holder
         Matters

    The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                        Number of Equity Security Holders
Title of Class                                  as of December 31,

                                            1996             1995
                                            ----             ----

Limited partners                             225              225
General Partner                                1                1

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 6.  Selected Financial and Operating Data

                                             Years Ended December 31,

                            1996          1995          1994          1993           1992
                            ----          ----          ----          ----           ----

Total revenues          $   195,278  $    203,905   $   276,133   $    435,212   $   294,307
                        ===========  ============   ===========   ============   ===========

Net income (loss)       $   136,746  $     84,037   $    73,374   $     93,046   $   (80,509)
                        ===========  ============   ===========   ============   ===========

Net income (loss)
 allocable to
 limited partners       $   129,909  $     79,835   $    69,705   $     88,394   $   (76,484)
                        ===========  ============   ===========   ============   ===========

Net income (loss)
 allocable to the
 General Partner        $     6,837  $      4,202   $     3,669   $      4,652   $    (4,025)
                        ===========  ============   ===========   ============   ===========

Weighted average
 limited partnership
 units outstanding            5,009         5,009         5,009          5,009         5,009
                        ===========  ============   ===========   ============   ===========

Net income (loss)
 per weighted
 average limited
 partnership unit       $     25.94  $      15.94   $     13.92   $      17.65   $    (15.27)
                        ===========  ============   ===========   ============   ===========

Distributions to
  limited partners      $   225,405  $    225,533   $   233,651   $    356,915   $   385,108
                        ===========  ============   ===========   ============   ===========

Distributions to
  General Partner       $    11,863  $     11,867   $    12,297   $     18,785   $    20,269
                        ===========  ============   ===========   ============   ===========


                                                  December 31,

                            1996          1995           1994           1993            1992
                            ----          ----           ----           ----            ----

Total assets         $   349,219   $    599,104   $     978,652  $   1,482,002   $  1,248,433
                     ===========   ============   =============  =============   ============

Partners' equity     $    93,954   $    194,476   $     347,839  $     395,413   $    678,067
                     ===========   ============   =============  =============   ============

    The  above  selected   financial  and  operating  data  should  be  read  in
conjunction with the financial statements and related notes appearing elsewhere in this report.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

    The Partnership's portfolio consisted of a net investment in financings, finance leases and operating leases representing 85%, 15% and less than 1% of total investments at December 31, 1996, respectively, and 71%, 28% and 1% of investments at December 31, 1995, respectively.

    For the years ended December 31, 1996 and 1995, the Partnership leased or financed equipment with initial costs of $15,297 and $41,357 and weighted average initial transaction terms of 20 and 50 months, respectively, to 2 lessees or equipment users for both 1996 and 1995.

Results of Operations for the Years Ended December 31, 1996 and 1995

    Revenues for the year ended December 31, 1996 were $195,278, representing a decrease of $8,627 or 4% from 1995. The decrease in revenues was attributable to a decrease in finance income of $43,135 or 49% and a decrease in rental income of $34,947 or 100% from 1995. The decrease in revenue was partially offset by an increase in net gain on sales or remarketing of equipment of $67,267 or 90% and an increase in interest income and other of $2,188 or 43%. Finance income decreased due to the decreased investment in finance leases and financings. The decrease in rental income resulted from the Partnership's reduced investment in operating leases. The net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. Interest income and other increased due to an increase in the average cash balance from 1995 to 1996.

    Expenses for the year ended December 31, 1996 were $58,532, representing a decrease of $61,336 or 51% from 1995. The decrease in expenses was primarily attributable to a decrease in interest expense of $24,258 or 62%, a decrease in depreciation expense of $18,236 or 100%, a decrease in the provision for bad debts of $10,000 or 100%, a decrease in general and administrative expense of $4,389 or 12%, a decrease in administrative expense reimbursements of $2,557 or 26% and a decrease in management fees of $1,896 from 1995. Interest expense decreased due to a decrease in the average debt outstanding from 1995 to 1996. Depreciation expense decreased due to the Partnership's reduced investment in operating leases. As a result of an analysis of delinquency, an assessment of overall risk and a review of historical losses experience, it was determined that no provision for bad debts was required in 1996. General and administrative expense, administrative expense reimbursements, and management fees decreased due to the decrease in the average size of the portfolio.

    Net income for the years ended December 31, 1996 and 1995 was $136,746 and $84,037, respectively. The net income per weighted average limited partnership unit was $25.94 and $15.94 for 1996 and 1995, respectively.

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

                                       December 31, 1996

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

Liquidity and Capital Resources

    The Partnership's primary sources of funds in 1996, 1995 and 1994 were net cash provided by operations of $210,327, $268,467, and $301,679, respectively, proceeds from sales of equipment of $202,787, $136,363, and $216,200, respectively, General Partner loans totaling $175,000 in 1995, borrowings related to a term loan of $720,000 in 1994, respectively, and a General Partner capital contribution of $125,000 in 1994. These funds were used to make payments on borrowings, to fund cash distributions and to purchase equipment. The Partnership intends to continue to purchase additional equipment and to fund cash distributions, to the extent there are sufficient funds available after servicing the Partnership's current debt obligation, utilizing cash provided by operations and proceeds from sales of equipment.

    In February 1995 and March 1995, the General Partner lent $75,000 and $100,000, respectively, to the Partnership. Principal on the loans will be repaid only after the extended Reinvestment Period expires, and the limited partners have received at least a 6% return on their capital. These notes bear interest at the lower of 6% or prime. Interest on the loans will be repaid if the Partnership determines that there are sufficient funds available.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1996

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

    The Partnership had notes payable of $194,613 and $352,271 at December 31, 1996 and 1995, respectively, and such amounts consisted of $194,613 and $184,113 in General Partner loans, $0 and $116,500 in term loans and $0 and $51,658 in non-recourse notes, respectively.

    In December 1994, the consent of the limited partners was solicited to amend the Limited Partnership Agreement of which 151 investors, representing a 74% majority of the limited partnership units outstanding, responded affirmatively and the amendments were adopted, effective January 31, 1995. The amendments: (1) extend the Reinvestment Period from six years to eight to ten years, (2) allow the General Partners to lend to the Partnership for a term which can exceed twelve months, up to $250,000 and (3) decrease management fees to a flat rate of 1% for all investments under management.

    Cash distributions to limited partners in 1996, 1995 and 1994, which were paid quarterly, totaled $225,405, $225,533, and $233,651, respectively, of which $129,909, $79,835, and $69,705 was investment income and $95,496, $145,698, and
$163,946 was a return of capital, respectively. The quarterly annualized distribution rate to limited partners was 9.00%, 9.00% and 9.33%, of which 5.2%, 3.2% and 2.78% was investment income and 3.8%, 5.82% and 6.55% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the years ended December 31, 1996, 1995 and 1994 was $45.00, $45.03 and $46.65 of which $25.94, $15.94 and $13.92 was investment income and $19.06, $29.09 and $32.73 was a return of capital, respectively.

    As of December 31, 1996, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

Accounting Developments

     In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes, among other things, criteria for determining whether a transfer of financial assets is a sale or a secured borrowing effective for all transfers occurring after December 31, 1996. The adoption of SFAS No. 125 is not expected to have a material impact on the Partnership's net income, partners' equity or total assets.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 8.  Financial Statements and Supplementary Data


                          Index to Financial Statements
                                                                    Page Number

Independent Auditors' Report                                             12

Balance Sheets as of December 31, 1996 and 1995                          13

Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994                                       14

Statements of Changes in Partners' Equity for
  the Years Ended December 31, 1996, 1995 and 1994                       15

Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994                                    16-18

Notes to Financial Statements                                         19-24

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                              Financial Statements

                                December 31, 1996

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners, L.P., Series A:

We have audited the accompanying balance sheets of ICON Cash Flow Partners, L.P., Series A (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series A as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.








March 7, 1997
New York, New York

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                  December 31,
                                                   1996           1995
                                                   ----           ----
       Assets

Cash                                           $   123,808    $    79,759
                                               -----------    -----------

Investment in financings
   Receivables due in installments                 246,130        439,936
   Unearned income                                 (21,268)       (54,157)
   Allowance for doubtful accounts                 (20,420)       (19,920)
                                               -----------    -----------
                                                   204,442        365,859
                                               -----------    -----------

Investment in finance leases
   Minimum rents receivable                         29,868        132,210
   Estimated unguaranteed residual values           11,811         36,724
   Unearned income                                  (3,160)       (15,940)
   Allowance for doubtful accounts                 (24,123)       (15,322)
                                               -----------    -----------
                                                    14,396        137,672
                                               -----------    -----------
Investment in operating leases
   Equipment, at cost                               39,887         67,298
   Accumulated depreciation                        (39,787)       (63,386)
                                               -----------    -----------
                                                       100          3,912
                                               -----------    -----------

Other assets                                         6,473         11,902
                                               -----------    -----------

Total assets                                   $   349,219    $   599,104
                                               ===========    ===========

       Liabilities and Partners' Equity

Notes payable - General Partner                $   194,613    $   184,113
Accounts payable to General Partner
  and affiliates, net                               43,760         31,689
Accounts payable - other                            13,075         14,044
Security deposits and deferred credits               3,817          6,624
Note payable - term loan                                 -        116,500
Notes payable - non-recourse                             -         51,658
                                               -----------    -----------
                                                   255,265        404,628
                                               -----------    -----------
Commitments and contingencies

Partners' equity
   General Partner                                  17,099         22,125
   Limited partners (5,009 units outstanding,
    $500 per unit original issue price)             76,855        172,351
                                               -----------    -----------

Total partners' equity                              93,954        194,476
                                               -----------    -----------

Total liabilities and partners' equity         $   349,219    $   599,104
                                               ===========    ===========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Operations

                        For the Years Ended December 31,


                                                     1996          1995            1994
                                                     ----          ----            ----
Revenues

   Net gain on sales or
     remarketing of equipment                   $  142,237       $   74,970      $    87,985
   Finance income                                   45,772           88,907          139,690
   Interest income and other                         7,269            5,081           10,325
   Rental income                                         -           34,947           38,133
                                                ----------       ----------      -----------

   Total revenues                                  195,278          203,905          276,133
                                                ----------       ----------      -----------

Expenses

   General and administrative                       32,252           36,641           34,468
   Interest                                         15,092           39,350           63,423
   Administrative expense reimbursements
     - General Partner                               7,133            9,690           11,404
   Management fees - General Partner                 4,055            5,951           13,607
   Amortization of initial direct costs                 -                -                27
   Depreciation                                         -            18,236           46,330
   Provision for bad debts                              -            10,000           33,500
                                                ----------       ----------      -----------

   Total expenses                                   58,532          119,868          202,759
                                                ----------       ----------      -----------

Net income                                      $  136,746       $   84,037      $    73,374
                                                ----------       ==========      ===========

Net income allocable to:
   Limited partners                             $  129,909       $   79,835      $    69,705
   General Partner                                   6,837            4,202            3,669
                                                ----------       ----------      -----------

                                                $  136,746       $   84,037      $    73,374
                                                ==========       ==========      ===========

Weighted average number of limited
   partnership units outstanding                     5,009            5,009            5,009
                                                ==========       ==========      ===========

Net income per weighted average
   limited partnership unit                     $    25.94       $    15.94      $     13.92
                                                ==========       ==========      ===========






See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1996, 1995, and 1994



                                        Limited Partner
                                          Distributions

                                 Return of     Investment      Limited      General
                                  Capital        Income        Partners     Partner        Total
                                 (Per weighted average unit)

Balance at
  December 31, 1993                                         $    481,995   $  (86,582)   $    395,413

Cash distributions
  to partners                       $  32.73    $   13.92       (233,651)     (12,297)       (245,948)

Net income                                                        69,705        3,669          73,374

Capital contribution                                                  -       125,000         125,000
                                                            ------------   ----------    ------------

Balance at
  December 31, 1994                                              318,049       29,790         347,839

Cash distributions
   to partners                      $  29.09    $   15.94       (225,533)     (11,867)       (237,400)

Net income                                                        79,835        4,202          84,037
                                                            ------------   ----------    ------------

Balance at
   December 31, 1995                                             172,351       22,125         194,476

Cash distributions
   to partners                      $  19.06    $   25.94       (225,405)     (11,863)       (237,268)

Net income                                                       129,909        6,837         136,746
                                                            ------------   ----------    ------------

Balance at
   December 31, 1996                                        $     76,855   $   17,099    $     93,954
                                                            ============   ==========    ============






See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                        1996            1995           1994
                                                        ----            ----           ----

Cash flows from operating activities:
   Net income                                     $    136,746   $      84,037   $     73,374
                                                  ------------   -------------   ------------
   Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Net gain on sales or remarketing
      of equipment                                    (142,237)        (74,970)       (87,985)
     Depreciation                                            -          18,236         46,330
     Allowance for doubtful accounts                    (9,301)         (8,937)         2,778
     Finance income portion of receivables
      paid directly to lenders by lessees               (3,863)         (8,508)       (13,373)
     Interest expense on non-recourse
      financing paid directly by lessees                 2,508           7,036         12,939
     Collection of principal -
      non-financed receivables                         206,054         296,378        288,240
     Changes in operating assets
      and liabilities:
       Accounts payable to General Partner
        and affiliates, net                             12,071         (49,780)        39,185
       Accounts payable - other                          6,906           5,914         (6,764)
       Security deposits and
        deferred credits                                (2,807)         (6,690)       (45,345)
       Other, net                                        4,250           5,751         (7,700)
                                                  ------------   -------------   ------------

         Total adjustments                              73,581         184,430        228,305
                                                  ------------   -------------   ------------

       Net cash provided by
        operating activities                           210,327         268,467        301,679
                                                  ------------   -------------   ------------

Cash flows from investing activities:
   Proceeds from sales of equipment                    202,787         136,363        216,200
   Equipment and receivables purchased                 (15,297)        (41,357)       (19,532)
                                                  ------------   -------------   ------------

       Net cash provided by
        investing activities                           187,490          95,006        196,668
                                                  ------------   -------------   ------------

Cash flows from financing activities:
   Cash distributions to partners                     (237,268)       (237,400)      (245,948)
   Principal payments on term loan                    (116,500)       (303,500)      (300,000)
   Proceeds from General Partner loans                       -         175,000             -
   Proceeds from term loan                                   -              -         720,000







                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

                        For the Years Ended December 31,

                                                        1996            1995           1994
                                                        ----            ----           ----

   General Partner capital contributions                    -              -          125,000
   Principal payments on revolving
    credit facility                                         -              -         (810,000)
                                                  ------------   -------------   ------------

       Net cash used in financing activities          (353,768)       (365,900)      (510,948)
                                                  ------------   -------------   ------------

Net increase (decrease) in cash                         44,049          (2,427)       (12,601)

Cash at beginning of year                               79,759          82,186         94,787
                                                  ------------   -------------   ------------

Cash at end of year                               $    123,808   $      79,759   $     82,186
                                                  ============   =============   ============































See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

      Interest expense of $15,092, $39,350, and $63,423 for the years ended December 31, 1996, 1995 and 1994, respectively, consisted of: interest expense on non-recourse financing paid directly to lenders by lessees of $2,508, $7,036 and $12,939, respectively, interest on the term loan/revolving credit facility of $2,084, $23,201 and $50,357, respectively, interest on General Partner loans of $10,500 and $9,113 in 1996 and 1995, respectively and other interest of $127 in 1994.

    During the years ended December 31, 1996, 1995 and 1994, non-cash activities included the following:

                                              1996         1995       1994
                                              ----         ----       ----
Principal and interest on finance
  receivables paid directly to
  lender by lessee ......................  $ 40,625     $ 54,165    $ 60,587
Principal and interest on non-recourse
  financing paid directly by lessee .....   (40,625)     (54,165)    (60,587)

Transfer of equipment from
  operating lease .......................      --           --         3,384
Transfer to other assets ................      --           --        (3,384)

Non-recourse notes payable assumed in
  purchase price ........................      --           --         1,073
Fair value of equipment and receivables
  purchased for debt and payables .......      --           --        (1,073)
                                           --------     --------    --------

                                           $   --       $   --      $   --
                                           ========     ========    ========

















See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                December 31, 1996

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

2.  Significant Accounting Policies

    Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Fair value information with respect to the Company's assets and certain non-recourse notes payable is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements, (ii) the carrying value of financial assets other than lease related investments approximates market value and (iii) fair value information concerning certain non-recourse debt obligations is not practicable to estimate without incurring excessive costs to obtain all the information that would be necessary to derive a market interest rate on a lease by lease basis.

    Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when the analysis indicates that the probability of collection of the account is remote.

    Impairment of Estimated Residual Values - In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which is effective beginning in 1996.

    The Partnership's policy with respect to impairment of estimated residual values is to review, on a quarterly basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Partnership's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Partnership's residual position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Partnership does not recover its residual until the non-recourse note obligation is repaid in full.

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

5.  Receivables Due in Installments

    Non-cancelable minimum annual amounts due on financings and finance leases are as follows:
                                               Finance
           Year               Financings       Leases              Total

           1997            $   190,581        $    23,868       $   214,449
           1998                 46,615              6,000            52,615
           1999                  7,147                  -             7,147
           2000                  1,787                  -             1,787
                           -----------        -----------       -----------

                           $   246,130        $    29,868       $   275,998
                           ===========        ===========       ===========

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

6.  Investment in Operating Leases

    The investment in operating leases at December 31, 1996, 1995 and 1994 consisted of the following:

                                                   1996             1995              1994
                                                   ----             ----              ----

Equipment cost, beginning of year           $    67,298       $     67,298      $    128,413

Equipment sold                                  (27,411)               -              (7,012)
Equipment transferred to
    equipment off lease                               -                -             (54,103)
                                            -----------       ------------      ------------

Equipment, end of year                           39,887             67,298            67,298
                                            -----------       ------------      ------------

Accumulated depreciation,
  beginning of year                             (63,386)           (45,150)          (55,081)

Depreciation                                          -            (18,236)          (46,330)
Equipment sold                                   23,599                -               5,542
Equipment transferred to equipment
    off lease                                         -                -              50,719
                                            -----------       ------------      ------------

Accumulated depreciation,
  end of year                                   (39,787)           (63,386)          (45,150)
                                            -----------       ------------      ------------

Investment in operating leases,
  end of year                               $       100       $      3,912      $     22,148
                                            ===========       ============      ============


                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

7.   Allowance for Doubtful Accounts

     The  allowance  for  doubtful   accounts  related  to  the  investments  in
financings, finance leases and operating leases consisted of the following:

                                                           Finance    Operating
                                           Financings       Leases     Leases        Total

Balance at December 31, 1993              $  27,122     $  12,748     $   2,743    $   42,613

    Charged to operations                    21,850         9,150         2,500        33,500
    Accounts written-off                    (30,845)      (10,650)           -        (41,495)
    Recovery on accounts previously
      written-off                               100        10,673            -         10,773
    Transfer within accounts                 11,124       (10,593)         (531)           -
                                          ---------     ---------     ---------    ---------

Balance at December 31, 1994                 29,351        11,328         4,712        45,391

     Charged to operations                    5,000         5,000            -         10,000
     Accounts written-off                   (34,331)            -            -        (34,331)
     Recovery on accounts previously
       written-off                            4,900        10,494            -         15,394
     Transfer within accounts                15,000       (11,500)       (3,500)             -
                                          ---------     ---------     ---------      ---------

Balance at December 31, 1995                 19,920        15,322         1,212        36,454

     Accounts written-off                         -           (29)            -           (29)
     Recovery on accounts previously
       written-off                              500         8,830             -         9,330
                                          ---------     ---------     ---------      --------

Balance at December 31, 1996              $  20,420     $  24,123     $   1,212      $ 45,755
                                          =========     =========     =========      ========

8.   Notes Payable

     The  Partnership   entered  into  a  three-year  secured  revolving  credit
agreement (the "Facility") in October 1992. The Facility was secured by an assignment of eligible receivables and the underlying equipment. The Facility allowed the Partnership to borrow based on eligible, unencumbered receivables. Interest was payable at prime plus 1%. After paying down the Facility by $90,000 in January 1994, the Partnership converted the Facility to a term loan, secured by leases and financing transactions. The new loan was for $720,000 and bore interest at prime, plus 1.5%. The term loan was retired with a final payment in April 1996.

     See Note 9 for  information  pertaining  to the  Notes  Payable  -  General
Partner.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

9.   Related Party Transactions

     During the years ended December 31, 1996, 1995 and 1994, the Partnership accrued to the General Partner management fees of $4,055, $5,951 and $13,607 and administrative expense reimbursements of $7,133, $9,690 and $11,404, respectively. These items were charged to operations.

     The payment of management fees to the General Partner have been deferred since September 1, 1993 and as of December 31, 1996, these unpaid fees totaled $35,528.

     Under the original Partnership agreement, the General Partner was entitled to management fees at either 2% or 5% of rents, depending on the type of investment under management. In conjunction with the solicitation to amend the Limited Partnership Agreement, effective, January 31, 1995, the General Partner reduced its management fees to a flat rate of 1% of rents for all investments under management. The General Partner previously reduced its management fees on January 1, 1994 to a flat rate of 2%. The foregone management fees, the difference between the flat rate (1%) and the allowable rates per the Partnership Agreement (2% or 5%) of rents, totaled $10,231 for the year ended December 31, 1996. These foregone management fees are not accruable in future years.

     In February 1995 and March 1995, the General Partner, in conjunction with one of the amendments to the Partnership Agreement (see Note 3), lent $75,000 and $100,000, respectively, to the Partnership. Principal on the loans will be repaid only after the extended Reinvestment Period expires, and, the limited partners have received at least a 6% return on their capital. These notes bear interest at the lower of 6% or prime. Interest on the loans will be repaid if the Partnership determines that there are sufficient funds available. The partnership accrued $10,500 and $9,113 in interest related to these loans for 1996 and 1995, respectively.

     There were no acquisition fees paid or accrued by the Partnership for the years ended December 31, 1996, 1995 and 1994.

10.   Tax Information (Unaudited)

      The following table reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                                         1996              1995           1994
                                                         ----              ----           ----

Net income per financial statements                $   136,746     $      84,037    $      73,374

Differences due to:
  Direct finance leases                                 60,629           121,717          254,125
  Depreciation                                              -           (103,991)        (160,389)
  Provision for losses                                   9,356             1,063           (1,131)
  Loss on sale of equipment                             (8,208)           (8,296)         (65,756)
  Other                                                     -                -             11,174
                                                   -----------     -------------    -------------

Partnership income for
  federal income tax purposes                      $   198,523     $      94,530    $     111,397
                                                   ===========     =============    =============

  As of December 31, 1996, the partners' capital accounts included in the financial statements totaled $93,954 compared to the partners' capital accounts for federal income tax purposes of $1,315,655 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

PART III

Item 10.   Directors and Executive Officers of the Registrant's General Partner

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

  The officers and directors of the General Partner are as follows:

         Beaufort J.B. Clarke    President, Chief Executive Officer and Director

         Thomas W. Martin        Executive Vice President and Director

         Paul B. Weiss           Executive Vice President

         Gary N. Silverhardt     Vice President and Chief Financial Officer

         Neil A. Roberts         Director

         Tim Spring              Director

     Beaufort J. B. Clarke, age 50, is President, Chief Executive Officer and Director of both the General Partner and ICON Securities Corp. (the "Dealer-Manager"). Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1996

     Thomas W. Martin, age 42, is Executive Vice President of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has over 12 years of senior management experience in the leasing business, particularly in the area of syndication.

    Paul B. Weiss, age 36, is Executive Vice President of the General Partner. Mr. Weiss has been exclusively engaged in lease portfolio acquisitions since 1988 from his affiliations with Griffin Equity Partners (as Executive Vice President and co-founder in 1993); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions and a member of the executive committee from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions).

     Gary N. Silverhardt, age 36, is Vice President and Chief Financial Officer of the General Partner. He joined the General Partner in 1989. Prior to joining the General Partner, Mr. Silverhardt was previously employed by Coopers & Lybrand from 1985 to 1989, most recently as an Audit Supervisor. Prior to 1985, Mr. Silverhardt was employed by Katz, Schneeberg & Co. from 1983 to 1985. Mr. Silverhardt received a B.S. degree from the State University of New York at New Paltz in 1983 and is a Certified Public Accountant.

    Neil A. Roberts, age 47, has been the Managing Director of Summit Asset Management Limited, a subsidiary of The Summit Group PLC, since 1991. Mr. Roberts has over 25 years of experience in the leasing and finance business, including positions with Kleinwort Benson Group, the United Kingdom subsidiary of Hongkong and Shanghai Banking Corporation and Chemical Bank.

    Timothy R. Spring, age 39, has been the Commercial Director of Summit Asset Management Limited, a subsidiary of The Summit Group PLC, since 1991. Mr. Spring has over 13 years of leasing experience in the United Kingdom. He was formerly Lease Commercial Director at Kleinwort Benson Group, the United Kingdom subsidiary of Hongkong and Shanghai Banking Corporation and Chemical Bank.

Item 11.  Executive Compensation

    The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 1996, 1995 and 1994.

                                                 Type of
      Entity                Capacity           Compensation             1996        1995      1994
      ------                --------           ------------             ----        ----      ----

ICON Capital Corp.       General Partner      Admin. expense
                                                reimbursements      $   7,113   $   9,690  $  11,404
ICON Capital Corp.       General Partner      Interest                 10,500       9,113         -
ICON Capital Corp.       General Partner      Management fees           4,055       5,951     13,607
                                                                    ---------   ---------  ---------
                                                                    $  21,668   $  24,754  $  25,011
                                                                    =========   =========  =========

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1996

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 7, 1997, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

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

    None other than those disclosed in Item 11 herein.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1996

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.  Financial Statements - See Part II, Item 8 hereof.

    2.  Financial Statement Schedule - None.

        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

    3.  Exhibits - The following exhibits are incorporated herein by reference:

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

          (iii)Form of Management Agreement between the Partnership and Crossgate Leasing, Inc. (Incorporated herein by reference to Exhibit 10.01 to Amendment No. 1 to Form S-1 Registration
               Statement No. 2-99858 filed with the Securities and Exchange Commission on August 27, 1986).

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1996.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1996

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

                                      ICON CASH FLOW PARTNERS, L.P., SERIES A
                                      File No. 2-99858 (Registrant)
                                      By its General Partner, ICON Capital Corp.



Date:  March 28, 1997                 Beaufort J.B. Clarke
                                      -----------------------------------------
                                      Beaufort J.B. Clarke
                                      President, Chief Executive Officer
                                        and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 28, 1997                 Beaufort J.B. Clarke
                                      ------------------------------------------
                                      Beaufort J.B. Clarke
                                      President, Chief Executive Officer
                                        and Director


Date:  March 28, 1997                 Thomas W. Martin
                                      ------------------------------------------
                                      Thomas W. Martin
                                      Executive Vice President and Director


Date:  March 28, 1997                 Gary N. Silverhardt
                                      ------------------------------------------
                                      Gary N. Silverhardt
                                      Vice President and Chief Financial Officer


     Supplemental  Information  to be Furnished  With Reports Filed  Pursuant to
Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.