Form 10-Q
period 1997-03-31
ICON CASH FLOW PARTNERS L P SERIES A
filed 1997-05-15
CIK 775346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                        March 31, 1997
                     -----------------------------------------------------------

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from ____________________ to _________________________

Commission File Number                           2-99858
                       _________________________________________________________


                     ICON Cash Flow Partners, L.P., Series A
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                             13-3270490
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification Number)


              600 Mamaroneck Avenue, Harrison, New York 10528-1632
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


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

                                 Balance Sheets
                                   (unaudited)

                                                          March 31,      December 31,
                                                            1997             1996
       Assets

Cash                                                    $    168,531    $    123,808
                                                        ------------    ------------

Investment in financings
   Receivables due in installments                           197,883         246,130
   Unearned income                                           (15,432)        (21,268)
   Allowance for doubtful accounts                           (20,420)        (20,420)
                                                        ------------    ------------
                                                             162,031         204,442
Investment in finance leases
   Minimum rents receivable                                   20,990          29,868
   Estimated unguaranteed residual values                     11,811          11,811
   Unearned income                                            (2,068)         (3,160)
   Allowance for doubtful accounts                           (24,123)        (24,123)
                                                        ------------    ------------
                                                               6,610          14,396
                                                        ------------    ------------
Investment in operating leases
   Equipment, at cost                                         39,887          39,887
   Accumulated depreciation                                  (39,787)        (39,787)
                                                        ------------    ------------
                                                                 100             100
                                                        ------------    ------------

Other assets                                                   6,361           6,473
                                                        ------------    ------------

Total assets                                            $    343,633    $    349,219
                                                        ============    ============

       Liabilities and Partners' Equity

Notes payable - General Partner                         $    197,238    $    194,613
Security deposits and deferred credits                        38,646           3,817
Accounts payable to General Partner and affiliates, net       38,352          43,760
Accounts payable - other                                       7,986          13,075
                                                        ------------    ------------
                                                             282,222         255,265
Commitments and Contingencies

Partners' equity
   General Partner                                            15,472          17,099
   Limited partners (5,009 units outstanding,
     $500 per unit original issue price)                      45,939          76,855
                                                        ------------    ------------

Total partners' equity                                        61,411          93,954
                                                        ------------    ------------

Total liabilities and partners' equity                  $    343,633    $    349,219
                                                        ============    ============

See accompanying notes to financial statements.


                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)
                                                        1997            1996
                                                        ----            ----
Revenues

   Net gain on sales or remarketing
     of equipment                                  $     26,309    $     38,044
   Finance income                                         6,928          14,608
   Interest income and other                              1,125           2,649
                                                   ------------    ------------

   Total revenues                                        34,362          55,301
                                                   ------------    ------------

Expenses

   General and administrative                             2,931           8,915
   Interest                                               2,625           5,787
   Administrative expense reimbursements
      - General Partner                                   1,297           2,028
   Management fees - General Partner                        735           1,152
                                                   ------------    ------------

   Total expenses                                         7,588          17,882
                                                   ------------    ------------

Net income                                         $     26,774    $     37,419
                                                   ============    ============

Net income allocable to:
   Limited partners                                $     25,435    $     35,548
   General Partner                                        1,339           1,871
                                                   ------------    ------------

                                                   $     26,774    $     37,419
                                                   ============    ============

Weighted average number of limited
   partnership units outstanding                          5,009           5,009
                                                   ============    ============

Net income per weighted average
   limited partnership unit                        $       5.08    $       7.10
                                                   ============    ============



See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 1997 and
                the Years Ended December 31, 1996, 1995 and 1994

                                   (unaudited)


                            Limited Partner Distributions

                              Return of      Investment        Limited            General
                               Capital         Income          Partners           Partner             Total
                             (Per weighted average unit)

Balance at
   December 31, 1993                                        $     481,995    $        (86,582)   $       395,413

Cash distributions
   to partners                 $   32.73    $    13.92           (233,651)            (12,297)          (245,948)

Net income                                                         69,705               3,669             73,374

Capital contributions                                               -                 125,000            125,000
                                                            -------------    ----------------    ---------------

Balance at
   December 31, 1994                                              318,049              29,790            347,839

Cash distributions
   to partners                 $   29.09    $    15.94           (225,533)            (11,867)          (237,400)

Net income                                                         79,835               4,202             84,037
                                                            -------------    ----------------    ---------------

Balance at
   December 31, 1995                                              172,351              22,125            194,476

Cash distributions
   to partners                 $   19.06    $    25.94           (225,405)            (11,863)          (237,268)

Net income                                                        129,909               6,837            136,746
                                                            -------------    ----------------    ---------------

Balance at
   December 31, 1996                                               76,855              17,099             93,954

Cash distributions
   to partners                 $    6.17    $     5.08            (56,351)             (2,966)           (59,317)

Net income                                                         25,435               1,339             26,774
                                                            -------------    ----------------    ---------------

Balance at
   March 31, 1997                                           $      45,939    $         15,472    $        61,411
                                                            =============    ================    ===============


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                  1997              1996
                                                                  ----              ----
Cash flows from operating activities:
   Net income                                                $     26,774       $     37,419
                                                             ------------       ------------
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Net gain on sales or remarketing of equipment               (26,309)           (38,044)
      Finance income portion of receivables paid
         directly to lenders by lessees                                -              (1,420)
      Interest expense on non-recourse financing paid
         directly by lessees                                           -               1,078
      Collection of principal
        - non-financed receivables                                 44,198             78,079
      Changes in operating assets and liabilities:
         Allowance for doubtful accounts                               -               2,873
         Accounts payable to General Partner
           and affiliates, net                                     (5,408)            29,531
         Accounts payable - other                                  (2,464)               745
         Security deposits and deferred credits                    34,829                275
         Other, net                                                 1,761             (9,534)
                                                             ------------       ------------
          Total adjustments                                        46,607             63,583
                                                             ------------       ------------

           Net cash provided by operating activities               73,381            101,002
                                                             ------------       ------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                30,659             51,513
                                                             ------------       ------------

           Net cash provided by investing activities               30,659             51,513
                                                             ------------       ------------

Cash flows from financing activities:
   Cash distributions to partners                                 (59,317)           (59,318)
   Principal payments on term loan                                     -             (49,500)
                                                             ------------       ------------

           Net cash used in financing activities                  (59,317)          (108,818)
                                                             ------------       ------------

Net increase in cash                                               44,723             43,697

Cash at beginning of period                                       123,808             79,759
                                                             ------------       ------------

Cash at end of period                                        $    168,531       $    123,456
                                                             ============       ============

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

      During the three months ended March 31, 1997 and 1996, non-cash activities included the following:

                                                           1997           1996
                                                           ----           ----

Principal and interest on direct finance receivables
   paid directly to lender by lessee                   $     -       $   13,542
Principal and interest on non-recourse financing
   paid directly by lessee                                   -          (13,542)
                                                       -----------    ----------

                                                       $     -        $   -
                                                       ===========    =========


      Interest expense of $2,625 and $5,787 for the three months ended March 31, 1997 and 1996, respectively, consisted of: interest on non-recourse financing paid directly to lenders by lessees of $0 and $1,078, respectively, interest on a term loan of $0 and $2,084, respectively, and interest on General Partner loans of $2,625 and $2,625, respectively.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1997

                                   (unaudited)

1.    Basis of Presentation

      The  financial  statements  of ICON Cash Flow  Partners,  L.P.,
Series A (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 1996 Annual Report on Form 10-K.

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

3.    Related Party Transactions

      During the three months ended March 31, 1997 and 1996 the Partnership paid or accrued to the General Partner management fees of $735 and $1,152 and administrative expense reimbursements of $1,297 and $2,028, respectively. These fees and reimbursements were charged to operations.

      The payment of management fees have been deferred since September 1, 1993 and as of March 31, 1997, $36,263 in management fees have been accrued but not paid.

      Under the original Partnership agreement, the General Partner was entitled to management fees at either 2% or 5% of rents, depending on the type of investment under management. In conjunction with the solicitation to amend the Limited Partnership Agreement, effective, January 31, 1995, the General Partner reduced its management fees to a flat rate of 1% of rents for all investments under management. The General Partner previously reduced its management fees on January 1, 1994 to a flat rate of 2%. The foregone management fees, the difference between the flat rate (1%) and the allowable rates per the Partnership Agreement (2% or 5%) of rents for certain types of investments, totaled $1,565 for the three months ended March 31, 1997. These foregone management fees are not accruable in future years.

      There were no acquisition fees paid or accrued by the Partnership for the three months ended March 31, 1997 and 1996.

      In 1997 and 1996 the Partnership accrued $2,625 in interest due the General Partner related to notes payable with the General Partner (see Note 3).

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in financings, finance leases and operating leases of 79%, 13% and less than 1% of total investments at March 31, 1997, respectively, and 72%, 27% and 1% of total investments at March 31, 1996, respectively.

Results of Operations for the Three Months Ended March 31, 1997 and 1996

      Revenues for the three months ended March 31, 1997 were $34,362, representing a decrease of $20,939 or 38% from 1996. The decrease in revenues was primarily due to a decrease in net gain on sales or remarketing of equipment of $11,735 or 31% and a decrease in finance income of $7,680 or 53% from 1996. The decrease in revenues was also due to a decrease in interest income and other of $1,524 or 58%. Net gain on sales or remarketing of equipment decreased due to a decrease in renewal rentals received in excess of estimated unguaranteed residual values. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1996 to 1997. The decrease in interest income and other resulted from a decrease in the collection of late charges.

      Expenses for the three months ended March 31, 1997 were $7,588, representing a decrease of $10,294 or 58% from 1996. The decrease in expenses was due to a decrease in general and administrative expenses of $5,984 or 67%, a decrease in interest expense of $3,162 or 55%, a decrease in administrative expense reimbursements of $731 or 36% and a decrease in management fees of $417 or 36% from 1996. Interest expense decreased due to the decrease in average debt outstanding from 1996 to 1997. The decrease in general and administrative expenses, management fees and administrative expense reimbursements resulted from a decrease in the average size of the portfolio from 1996 to 1997.

      Net income for the three  months ended March 31, 1997 and 1996 was $26,774
and  $37,419,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $5.08 and $7.10 in 1997 and 1996, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the three months ended March 31, 1997 and 1996 were net cash provided by operations of $73,381 and $101,002, respectively, and proceeds from sales of equipment of $30,659 and $51,513, respectively. These funds were used to make payments on borrowings and to fund cash distributions. The Partnership intends to fund future cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

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

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

      Cash distributions to limited partners for the three months ended March 31, 1997 and 1996, which were paid quarterly, totaled $56,351, of which $25,435 and $35,548 was investment income and $30,916 and $20,804 was a return of capital, respectively. The quarterly annualized distribution rate was 9.00% , of which 4.00% and 5.68% was investment income and 5.00% and 3.32% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1997 and 1996 was $11.25 and $11.22 of which $5.08 and $4.12 was investment income and $6.17 and $7.10 was a return of capital, respectively.

      As of March 31, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1997.

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

                                     ICON CASH FLOW PARTNERS, L.P., SERIES A
                                     File No. 2-99858 (Registrant)
                                     By its General Partner,
                                     ICON Capital Corp.



May 15, 1997                         Gary N. Silverhardt
------------                         -------------------------------------------
     Date                            Gary N. Silverhardt
                                     Chief Financial Officer
                                     (Principal financial and account officer of the General Partner of the Registrant)