Form 10-Q
period 1997-06-30
ICON CASH FLOW PARTNERS L P SERIES A
filed 1997-08-13
CIK 775346

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549


                                           FORM 10-Q

[x ] Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
     Exchange Act of 1934

For the period ended                             June 30, 1997
                     ----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                               ---------------------     -----------------------

Commission File Number                          2-99858
                       ---------------------------------------------------------

                     ICON Cash Flow Partners, L.P., Series A
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                           13-3270490
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


                 600 Mamaroneck Avenue, Harrison, New York 10528
--------------------------------------------------------------------------------
  (Address of principal executive offices)                           (Zip code)


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

                                        Balance Sheets

                                         (unaudited)

                                                                    June 30,     December 31,
                                                                      1997           1996
        Assets

Cash                                                             $     173,966  $    123,808
                                                                 -------------  ------------

Investment in financings
  Receivables due in installments                                      161,465       246,130
  Unearned income                                                      (10,340)      (21,268)
  Allowance for doubtful accounts                                      (35,420)      (20,420)
                                                                 -------------  ------------
                                                                       115,705       204,442

Investment in finance leases
  Minimum rents receivable                                              14,313        29,868
  Estimated unguaranteed residual values                                11,811        11,811
  Unearned income                                                       (1,213)       (3,160)
  Allowance for doubtful accounts                                       (9,124)      (24,123)
                                                                 -------------  ------------
                                                                        15,787        14,396

Investment in operating leases
  Equipment, at cost                                                    39,887        39,887
  Accumulated depreciation                                             (39,787)      (39,787)
                                                                 -------------  ------------
                                                                           100           100
                                                                 -------------  ------------

Other assets                                                             6,186         6,473
                                                                 -------------  ------------

Total assets                                                     $     311,744  $    349,219
                                                                 =============  ============

       Liabilities and Partners' Equity

Notes payable - General Partner                                  $     199,863  $    194,613
Accounts payable to General Partner and affiliates, net                 51,883        43,760
Security deposits and deferred credits                                  40,875         3,817
Accounts payable - other                                                11,588        13,075
                                                                 -------------  ------------
                                                                       304,209       255,265
Commitments and Contingencies

Partners' equity
  General Partner                                                       12,778        17,099
  Limited partners (5,009 units outstanding,
    $500 per unit original issue price)                                 (5,243)       76,855
                                                                 -------------- ------------

Total partners' equity                                                   7,535        93,954
                                                                 -------------  ------------

Total liabilities and partners' equity                           $     311,744  $    349,219
                                                                 =============  ============



See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Operations

                                   (unaudited)


                                        For the Three Months           For the Six Months
                                           Ended June 30,                Ended June 30,
                                        1997           1996             1997       1996
                                        ----           ----             ----       ----
Revenues

   Net gain on sales or
     remarketing of equipment         $  12,655      $  50,794       $  38,964   $  88,838
   Finance income                         5,516         12,221          12,444      26,829
   Interest income and other                923          1,545           2,048       4,194
                                      ---------      ---------       ---------   ---------

   Total revenues                        19,094         64,560          53,456     119,861
                                      ---------      ---------       ---------   ---------

Expenses

   General and administrative             9,339         13,810          12,270      22,725
   Interest                               2,625          3,418           5,250       9,205
   Administrative expense reimbursements
     - General Partner                    1,080          1,793           2,377       3,821
   Management fees - General Partner        609          1,018           1,344       2,170
                                      ---------      ---------       ---------   ---------

   Total expenses                        13,653         20,039          21,241      37,921
                                      ---------      ---------       ---------   ---------

Net income                            $   5,441      $  44,521       $  32,215   $  81,940
                                      =========      =========       =========   =========

Net income allocable to:
   Limited partners                   $   5,169      $  42,295       $  30,604   $  77,843
   General Partner                          272          2,226           1,611       4,097
                                      ---------      ---------       ---------   ---------

                                      $   5,441      $  44,521       $  32,215   $  81,940
                                      =========      =========       =========   =========

Weighted average number of limited
   partnership units outstanding          5,009          5,009           5,009       5,009
                                      =========      =========       =========   =========

Net income per weighted average
   limited partnership unit           $    1.03      $    8.44       $    6.11   $   15.54
                                      =========      =========       =========   =========








See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 1997 and
                the Years Ended December 31, 1996, 1995 and 1994

                                   (unaudited)

                     Limited Partner Distributions

                        Return of   Investment      Limited        General
                         Capital      Income        Partners       Partner          Total
                      (Per weighted average unit)

Balance at
   December 31, 1993                             $   481,995   $     (86,582)   $    395,413

Cash distributions
   to partners            $ 32.73   $   13.92       (233,651)        (12,297)       (245,948)

Net income                                            69,705           3,669          73,374

Capital contributions                                    -           125,000         125,000
                                                 -----------   -------------    ------------

Balance at
   December 31, 1994                                 318,049          29,790         347,839

Cash distributions
   to partners            $ 29.09   $   15.94       (225,533)        (11,867)       (237,400)

Net income                                            79,835           4,202          84,037
                                                 -----------   -------------    ------------

Balance at
   December 31, 1995                                 172,351          22,125         194,476

Cash distributions
   to partners            $ 19.06   $   25.94       (225,405)        (11,863)       (237,268)

Net income                                           129,909           6,837         136,746
                                                 -----------   -------------    ------------

Balance at
   December 31, 1996                                  76,855          17,099          93,954

Cash distributions
   to partners            $ 16.39   $    6.11       (112,702)         (5,932)       (118,634)

Net income                                            30,604           1,611          32,215
                                                 -----------   -------------    ------------

Balance at
   June 30, 1997                                 $    (5,243)  $      12,778    $      7,535
                                                 ===========   =============    ============


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                   1997             1996
                                                                   ----             ----

Cash flows provided by operating activities:
   Net income                                                 $     32,215    $     81,940
                                                              ------------    ------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Net gain on sales or remarketing of equipment                (38,964)        (88,838)
      Finance income portion of receivables paid
         directly to lenders by lessees                                  -          (2,545)
      Interest expense on non-recourse financing paid
         directly by lessees                                             -           1,871
      Collection of principal - non-financed receivables            83,065         133,521
      Changes in operating assets and liabilities:
         Allowance for doubtful accounts                                 -           6,021
         Accounts payable to General Partner and affiliates          8,123          10,475
         Accounts payable - other                                    3,763           5,322
         Security deposits and deferred credits                     37,058          (3,661)
         Other, net                                                  1,991          10,023
                                                              ------------    ------------

          Total adjustments                                         95,036          72,189
                                                              ------------    ------------

           Net cash provided by operating activities               127,251         154,129
                                                              ------------    ------------

Cash flows from investing activities:
   Proceeds from sales of equipment                                 41,541         111,283
                                                              ------------    ------------

           Net cash provided by investing activities                41,541         111,283
                                                              ------------    ------------

Cash flows from financing activities:
   Cash distributions to partners                                 (118,634)       (118,634)
   Principal payments on term loan                                       -        (116,500)
                                                              ------------    ------------

           Net cash used in financing activities                  (118,634)       (235,134)
                                                              ------------    ------------

Net increase in cash                                                50,158          30,278

Cash, beginning of period                                          123,808          79,759
                                                              ------------    ------------

Cash, end of period                                           $    173,966    $    110,037
                                                              ============    ============



See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

      During the six months ended June 30, 1997 and 1996, non-cash activities included the following:

                                                               1997             1996
                                                               ----             ----

Principal and interest on direct finance receivables
 paid directly to lender by lessee                         $    -         $   27,083
Principal and interest on non-recourse financing
 paid directly by lessee                                        -            (27,083)
                                                           ----------       ----------

                                                           $    -         $      -
                                                           ==========       ==========

      Interest expense of $5,250 and $9,205 for the six months ended June 30, 1997 and 1996, consisted of: interest on General Partner loans of $5,250 and $5,250, respectively, interest on non-recourse financing paid directly to lenders by lessees of $-0- and $1,871, respectively, and interest on the term loan of $-0- and $2,084, respectively.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1997

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

3.    Related Party Transactions

   During the six months ended June 30, 1997 and 1996 the Partnership paid or accrued to the General Partner management fees of $1,344 and $2,170 and administrative expense reimbursements of $2,377 and $3,821, respectively. These fees and reimbursements were charged to operations.

   The payment of management fees have been deferred since September 1, 1993 and as of June 30, 1997, $36,873 in management fees have been accrued but not paid.

   Under the original Partnership agreement, the General Partner was entitled to management fees at either 2% or 5% of rents, depending on the type of investment under management. In conjunction with the solicitation to amend the Limited Partnership Agreement, effective, January 31, 1995, the General Partner reduced its management fees to a flat rate of 1% of rents for all investments under management. The General Partner previously reduced its management fees on January 1, 1994 to a flat rate of 2%. The foregone management fees, the difference between the flat rate (1%) and the allowable rates per the Partnership Agreement (2% or 5%) of rents for certain types of investments, totaled $2,661 for the six months ended June 30, 1997. These foregone management fees are not accruable in future years.

   There were no acquisition fees paid or accrued by the Partnership for the six months ended June 30, 1997 and 1996.

   In 1997 and 1996 the Partnership accrued $5,250 in interest due the General Partner related to notes payable with the General Partner (see Note 2).

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                  June 30, 1997

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in financings, finance leases and operating leases representing 86%,14% and less than 1% of total investments at June 30, 1997, respectively, and 78%, 22% and less than 1% of total investments at June 30, 1996, respectively.

Results of Operations

Three Months Ended June 30, 1997 and 1996

   Revenues for the three months ended June 30, 1997 were $19,094, representing a decrease of $45,466 or 70% from 1996. The decrease in revenues was attributable to a decrease in net gain on sales or remarketing of equipment of $38,139 or 75%, a decrease in finance income of $6,705 or 55% and a decrease in interest income and other of $622 or 40%. Net gain on sales or remarketing of equipment decreased due to a decrease in the renewal rentals received in excess of estimated unguaranteed residual values. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1996 to 1997. The decrease in interest income and other resulted from a decrease in the collection of late charges.

   Expenses for the three months ended June 30, 1997 were $13,563, representing a decrease of $6,386 or 32% from 1996. The decrease in expenses was attributable to a decrease in general and administrative expense of $4,471 or 32%, a decrease in interest expense of $793 or 23%, a decrease in administrative expense reimbursements of $713 or 40%, and a decrease in management fees of $409 or 40%. General and administrative expense, administrative expense reimbursements and management fees decreased due to a decrease in the average size of the portfolio from 1996 to 1997. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1996 to 1997.

   Net income for the three months ended June 30, 1997 and 1996 was $5,441 and $44,521, respectively. The net income per weighted average limited partnership unit was $1.03 and $8.44 for 1997 and 1996, respectively.

Six Months Ended June 30, 1997 and 1996

   Revenues for the six months ended June 30, 1997 were $53,456, representing a decrease of $66,405 or 55% from 1996. The decrease in revenues was attributable to a decrease in net gain on sales or remarketing of equipment of $49,874 or 56%, a decrease in finance income of $14,385 or 54% and a decrease in interest income and other of $2,146 or 51%. Net gain on sales or remarketing of equipment decreased due to a decrease in the renewal rentals received in excess of estimated unguaranteed residual values. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1996 to 1997. The decrease in interest income and other resulted from a decrease in the collection of late charges.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

   Expenses for the six months ended June 30, 1997 were $21,241, representing a decrease of $16,680 or 44% from 1996. The decrease in expenses was attributable to a decrease in general and administrative expense of $10,455 or 46%, a decrease in interest expense of $3,955 or 43%, a decrease in administrative expense reimbursements of $1,444 or 38%, and a decrease in management fees of $826 or 38% from 1996. General and administrative expense, administrative expense reimbursements and management fees decreased due to the decrease in the average size of the portfolio from 1996 to 1997. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1996 to 1997.

   Net income for the six months ended June 30, 1997 and 1996 was $32,215 and $81,940, respectively. The net income per weighted average limited partnership unit was $6.11 and $15.54 for 1997 and 1996, respectively.

Liquidity and Capital Resources

   The Partnership's primary sources of funds for the six months ended June 30, 1997 and 1996 were net cash provided by operations of $127,251 and $154,129, respectively,  and proceeds  from sales of  equipment  of $41,541 and  $111,283, respectively.  These  funds  were  used to fund cash  distributions  and to make payments on borrowings. The Partnership intends to fund future cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

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

   Cash distributions to limited partners for the six months ended June 30, 1997 and 1996, which were paid quarterly, totaled $112,702, of which $30,604 and $77,843 was investment income and $82,098 and $34,860 was a return of capital, respectively. The quarterly annualized cash distribution rate to limited partners was 9.00%, of which 2.44% and 6.22% was investment income and 6.56% and 2.78% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1997 and 1996 was $22.50, of which $6.11 and $15.54 was investment income and $16.39 and $6.96 was a return of capital, respectively.

   As of June 30, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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

                                       ICON CASH FLOW PARTNERS, L.P., SERIES A
                                       File No. 2-99858 (Registrant)
                                       By its General Partner,
                                       ICON Capital Corp.



August 13, 1997                        Gary N. Silverhardt
---------------                        -----------------------------------------
      Date                             Gary N. Silverhardt
                                       Chief Financial Officer
                                      (Principal financial and account officer
                                       of the General Partner of the Registrant)