Form 10-Q
period 1997-09-30
ICON CASH FLOW PARTNERS L P SERIES A
filed 1997-11-14
CIK 775346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                       September 30, 1997
                     -----------------------------------------------------------

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission File Number                       2-99858
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

                                 Balance Sheets

                                   (unaudited)

                                                        September 30,   December 31,
                                                             1997           1996
        Assets

Cash   ................................................   $ 167,590      $ 123,808
                                                          ---------      ---------

Investment in financings
   Receivables due in installments ....................     107,350        246,130
   Unearned income ....................................      (5,599)       (21,268)
   Allowance for doubtful accounts ....................     (29,407)       (20,420)
                                                          ---------      ---------
                                                             72,344        204,442
                                                          ---------      ---------

Investment in finance leases
   Minimum rents receivable ...........................      10,689         29,868
   Estimated unguaranteed residual values .............       4,973         11,811
   Unearned income ....................................      (1,213)        (3,160)
   Allowance for doubtful accounts ....................      (9,123)       (24,123)
                                                          ---------      ---------
                                                              5,326         14,396
                                                          ---------      ---------

Investment in operating leases
   Equipment, at cost .................................      39,887         39,887
   Accumulated depreciation ...........................     (39,787)       (39,787)
                                                          ---------      ---------
                                                                100            100
                                                          ---------      ---------

Other assets ..........................................       6,186          6,473
                                                          ---------      ---------

Total assets ..........................................   $ 251,546      $ 349,219
                                                          =========      =========

       Liabilities and Partners' Equity

Notes payable - General Partner .......................   $    --        $ 194,613
Accounts payable to General Partner and affiliates, net      71,415         43,760
Security deposits and deferred credits ................      16,799          3,817
Accounts payable - other ..............................      14,648         13,075
                                                          ---------      ---------
                                                            102,862        255,265
                                                          ---------      ---------
Commitments and Contingencies

Partners' equity
   General Partner ....................................     186,085         17,099
   Limited partners (5,009 units outstanding,
     $500 per unit original issue price) ..............     (37,401)        76,855
                                                          ---------      ---------

Total partners' equity ................................     148,684         93,954
                                                          ---------      ---------

Total liabilities and partners' equity ................   $ 251,546      $ 349,219
                                                          =========      =========



See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Operations

                                   (unaudited)


                                           For the Three Months   For the Nine Months
                                           Ended September 30,    Ended September 30,
                                             1997       1996       1997        1996
                                             ----       ----       ----        ----
Revenues
   Net gain on sales or
     remarketing of equipment ..........   $ 27,334   $ 25,133   $ 66,298   $113,971
   Finance income ......................      3,709     10,234     16,153     37,063
   Interest income and other ...........      1,971      2,088      4,019      6,282
                                           --------   --------   --------   --------

   Total revenues ......................     33,014     37,455     86,470    157,316
                                           --------   --------   --------   --------

Expenses

   General and administrative ..........      3,233      2,883     15,503     25,609
   Interest ............................      2,625      3,126      7,875     12,331
   Administrative expense reimbursements
     - General Partner .................      1,082      1,596      3,459      5,416
   Management fees - General Partner ...        607        906      1,951      3,076
                                           --------   --------   --------   --------

   Total expenses ......................      7,547      8,511     28,788     46,432
                                           --------   --------   --------   --------

Net income .............................   $ 25,467   $ 28,944   $ 57,682   $110,884
                                           ========   ========   ========   ========

Net income allocable to:
   Limited partners ....................   $ 24,194   $ 27,497   $ 54,798   $105,340
   General Partner .....................      1,273      1,447      2,884      5,544
                                           --------   --------   --------   --------

                                           $ 25,467   $ 28,944   $ 57,682   $110,884
                                           ========   ========   ========   ========

Weighted average number of limited
   partnership units outstanding .......      5,009      5,009      5,009      5,009
                                           ========   ========   ========   ========

Net income per weighted average
   limited partnership unit ............   $   4.83   $   5.49   $  10.94   $  21.03
                                           ========   ========   ========   ========






See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 1997 and the Years Ended December 31, 1996, 1995 and 1994

                                   (unaudited)


                            Limited Partner Distributions

                               Return of    Investment       Limited       General
                                Capital       Income         Partners      Partner        Total
                             (Per weighted average unit)

Balance at
   December 31, 1993                                        $ 481,995    $  (86,582)   $  395,413

Cash distributions
   to partners                 $   32.73    $   13.92        (233,651)      (12,297)     (245,948)

Net income                                                     69,705         3,669        73,374

Capital contributions                                           -           125,000       125,000
                                                            ---------    ----------    ----------

Balance at
   December 31, 1994                                          318,049        29,790       347,839

Cash distributions
   to partners                 $   29.09    $   15.94        (225,533)      (11,867)     (237,400)

Net income                                                     79,835         4,202        84,037
                                                            ---------    ----------    ----------

Balance at
   December 31, 1995                                          172,351        22,125       194,476

Cash distributions
   to partners                 $   19.06    $   25.94        (225,405)      (11,863)     (237,268)

Net income                                                    129,909         6,837       136,746
                                                            ---------    ----------    ----------

Balance at
   December 31, 1996                                           76,855        17,099        93,954

Conversion of loan to
  capital contribution                                            -         175,000       175,000

Cash distributions
   to partners                 $   22.81    $   10.94        (169,054)       (8,898)     (177,952)

Net income                                                     54,798         2,884        57,682
                                                            ---------    ----------    ----------

Balance at
   September 30, 1997                                       $ (37,401)   $  186,085    $  148,684
                                                            =========    ==========    ==========


   See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                                  1997         1996
                                                                  ----         ----

Cash flows provided by operating activities:
   Net income ..............................................   $  57,682    $ 110,884
                                                               ---------    ---------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Net gain on sales or remarketing of equipment .......     (66,298)    (113,971)
       Finance income portion of receivables paid
          directly to lenders by lessees ...................        --         (3,365)
       Interest expense on non-recourse financing paid
          directly by lessees ..............................        --          2,372
       Collection of principal - non-financed receivables ..     130,076      175,768
       Changes in operating assets and liabilities:
          Allowance for doubtful accounts ..................       6,013        9,189
          Accounts payable to General Partner and affiliates      27,655        9,456
          Accounts payable - other .........................       9,448        2,100
          Security deposits and deferred credits ...........      12,982       (2,285)
          Other assets .....................................         287        9,416
          Other, net .......................................     (38,917)         257
                                                               ---------    ---------

           Total adjustments ...............................      81,246       88,937
                                                               ---------    ---------

            Net cash provided by operating activities ......     138,928      199,821
                                                               ---------    ---------

Cash flows from investing activities:
   Proceeds from sales of equipment ........................      82,806      135,686
                                                               ---------    ---------

            Net cash provided by investing activities ......      82,806      135,686
                                                               ---------    ---------

Cash flows from financing activities:
   Cash distributions to partners ..........................    (177,952)    (177,951)
   Principal payments on term loan .........................        --       (116,500)
                                                               ---------    ---------

            Net cash used in financing activities ..........    (177,952)    (294,451)
                                                               ---------    ---------

Net increase in cash .......................................      43,782       41,056

Cash, beginning of period ..................................     123,808       79,759
                                                               ---------    ---------

Cash, end of period ........................................   $ 167,590    $ 120,815
                                                               =========    =========


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

       During the nine months ended September 30, 1997 and 1996, non-cash activities included the following:

                                                          1997       1996
                                                          ----       ----

Principal and interest on direct finance receivables
 paid directly to lender by lessee .................   $   --      $ 40,625
Principal and interest on non-recourse financing
 paid directly by lessee ...........................       --       (40,625)

Decrease in notes payable - General Partner ........    (27,488)       --
Increase in accounts payable to General Partner
  and affiliates, net ..............................     27,488        --
                                                       --------    --------

                                                       $   --      $   --
                                                       ========    ========

       Interest expense of $7,875 and $12,331 for the nine months ended September 30, 1997 and 1996, consisted of: interest on General Partner loans of $7,875 and $7,875, respectively, interest on non-recourse financing paid directly to lenders by lessees of $-0- and $2,372, respectively, and interest on the term loan of $-0- and $2,084, respectively.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1997

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

2. General Partner Loan

   In February 1995 and March 1995, the General Partner lent $75,000 and $100,000, respectively, to the Partnership. Principal on the loans is to be repaid only after the extended Reinvestment Period expires, and, the limited partners have received at least a 6% return on their capital. These notes bore interest at the lower of 6% or prime. Interest on the loans is to be paid if the Partnership determines that there are sufficient funds available. In September 1997 the General Partners converted the principal outstanding on the loan, $175,000, into a capital contribution. This contribution will not effect the manner in which profits and loss distribution will be allocated. The interest portion of the obligation is included in accounts payable to General Partner and Affiliates at September 30, 1997.

3. Related Party Transactions

   During the nine months ended September 30, 1997 and 1996 the Partnership paid or accrued to the General Partner management fees of $1,951 and $3,076 and administrative expense reimbursements of $3,459 and $5,416, respectively. These fees and reimbursements were charged to operations.

   The payment of management fees have been deferred since September 1, 1993 and as of September 30, 1997, $37,480 in management fees have been accrued but not paid.

   Under the original Partnership agreement, the General Partner was entitled to management fees at either 2% or 5% of rents, depending on the type of investment under management. In conjunction with the solicitation to amend the Limited Partnership Agreement, effective, January 31, 1995, the General Partner reduced its management fees to a flat rate of 1% of rents for all investments under management. The General Partner previously reduced its management fees on January 1, 1994 to a flat rate of 2%. The foregone management fees, the difference between the flat rate (1%) and the allowable rates per the Partnership Agreement (2% or 5%) of rents for certain types of investments, totaled $3,736 for the nine months ended September 30, 1997. These foregone management fees are not accruable in future years.

     There were no acquisition fees paid or accrued by the Partnership for the nine months ended September 30, 1997 and 1996.

   In 1997 and 1996 the Partnership accrued $7,875 in interest due the General Partner related to notes payable with the General Partner (see Note 2).

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                               September 30, 1997

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in financings, finance leases and operating leases representing 88%,12% and less than 1% of total investments at September 30, 1997, respectively, and 79%, 20% and 1% of total investments at September 30, 1996, respectively. . Results of Operations

Three Months Ended September 30, 1997 and 1996

   Revenues for the three months ended September 30, 1997 were $33,014, representing a decrease of $4,441 or 12% from 1996. The decrease in revenues was attributable to a decrease in finance income of $6,525 or 64% and a decrease in interest income and other of $117 or 6%. The decrease in revenues was partially offset by an increase in net gain on sales or remarketing of equipment of $2,201 or 9%. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1996 to 1997. The decrease in interest income and other resulted from a decrease in the collection of late charges. The net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment.

   Expenses for the three months ended September 30, 1997 were $7,547, representing a change of $964 or 11% from 1996. The change in expenses was attributable to a decrease in administrative expense reimbursement of $514 or 32%, a decrease in interest expense of $501 or 16%, and a decrease in management fees of $299 or 33%. The decrease in expenses was partially offset by an increase in general and administrative of $350 or 12%. Administrative expense reimbursements and management fees decreased due to a decrease in the average size of the portfolio from 1996 to 1997. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1996 to 1997.

   Net income for the three months ended September 30, 1997 and 1996 was $25,467
and  $28,944,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $4.83 and $5.49 for 1997 and 1996, respectively.

Nine Months Ended September 30, 1997 and 1996

   Revenues for the nine months ended September 30, 1997 were $86,470, representing a decrease of $70,846 or 45% from 1996. The decrease in revenues was attributable to a decrease in net gain on sales or remarketing of equipment of $47,673 or 42%, a decrease in finance income of $20,910 or 56% and a decrease in interest income and other of $2,263 or 36%. The net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing, and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1996 to 1997. The decrease in interest income and other resulted from a decrease in the collection of late charges.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

   Expenses for the nine months ended September 30, 1997 were $28,788, representing a change of $17,644 or 38% from 1996. The change in expenses was attributable to a decrease in general and administrative expense of $10,106 or
39%,  a  decrease  in  interest   expense  of  $4,456  or  36%,  a  decrease  in
administrative expense reimbursements of $1,957 or 36%, and a decrease in management fees of $1,125 or 37% from 1996. The decrease in general and administrative expenses was due primarily to a decrease in legal fees and service charges. Administrative expense reimbursements and management fees decreased due to the decrease in the average size of the portfolio from 1996 to 1997. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1996 to 1997.

   Net income for the nine months ended September 30, 1997 and 1996 was $57,682 and $110,884, respectively. The net income per weighted average limited partnership unit was $10.94 and $21.03 for 1997 and 1996, respectively.

Liquidity and Capital Resources

   The Partnership's primary sources of funds for the nine months ended September 30, 1997 and 1996 were net cash provided by operations of $139,928 and $199,821, respectively, and proceeds from sales of equipment of $82,806 and $135,686, respectively. These funds were used to fund cash distributions and to make payments on borrowings. The Partnership intends to fund future cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

   In February 1995 and March 1995, the General Partner lent $75,000 and $100,000, respectively, to the Partnership. Principal on the loans is to be repaid only after the extended Reinvestment Period expires, and, the limited partners receive their minimum return. These notes bore interest at the lower of 6% or prime. Interest on the loans is to be paid if the Partnership determines that there are sufficient funds available. In September 1997 the General
Partners converted the principal outstanding on the loan, $175,000, into a capital contribution. This contribution will not effect the manner in which profits and loss distribution will be allocated. The interest portion of the obligation is included in accounts payable to General Partner and Affiliates at September 30, 1997.

   Cash distributions to limited partners for the nine months ended September 30, 1997 and 1996, which were paid quarterly, totaled $169,054, of which $169,054 and $10,534 was investment income and $0 and $63,714 was a return of capital, respectively. The quarterly annualized cash distribution rate to limited partners was 9.00%, of which 9.00% and 5.58% was investment income and 0% and 3.42% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1997 and 1996 was $33.75, of which $10.94 and $21.03 was investment income and $22.81 and $12.72 was a return of capital, respectively.

   As of September 30, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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

                                   ICON CASH FLOW PARTNERS, L.P., SERIES A
                                   File No. 2-99858 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.



November 14, 1997                 /s/ Gary N. Silverhardt
-----------------                  ---------------------------------------------
      Date                         Gary N. Silverhardt
                                   Chief Financial Officer
                                  (Principal financial and account officer of
                                   the General Partner of the Registrant)