Form 10-K
period 1997-12-31
ICON CASH FLOW PARTNERS L P SERIES A
filed 1998-03-31
CIK 775346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended                     December 31, 1997
                          ------------------------------------------------------

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 [Fee Required]

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number                           2-99858
                      ----------------------------------------------------------

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

              600 Mamaroneck Avenue, Harrison, New York 10528-1632
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code         (914) 698-0600
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each class                          Name of each exchange on
                                             which registered

------------------------------------      --------------------------------------

------------------------------------      --------------------------------------


Securities registered pursuant to Section 12(g) of the Act:  None

--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

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

                                                           [X] Yes       [  ] No

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1997

                                TABLE OF CONTENTS

Item                                                              Page

PART I

1.   Business                                                      3-4

2.   Properties                                                      4

3.   Legal Proceedings                                               5

4.   Submission of Matters to a Vote of Security Holders             5

PART II

5.   Market for the Registrant's Securities and Related
       Security Holder Matters                                       5

6.   Selected Financial and Operating Data                           6

7.   General Partner's Discussion and Analysis of Financial
       Condition and Results of Operations                         7-9

8.   Financial Statements and Supplementary Data                 10-25

9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                          26

PART III

10.  Directors and Executive Officers of the
       Registrant's General Partner                              26-27

11.  Executive Compensation                                         27

12.  Security Ownership of Certain Beneficial Owners
       and Management                                               28

13.  Certain Relationships and Related Transactions                 28

PART IV

14.  Exhibits, Reports and Amendments                               29

SIGNATURES                                                          30

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1997

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

     The General Partner contributed $125,000 to the Partnership in the form of capital in 1994. These contributions increased the General Partner's basis in the Partnership; however, profits, losses, cash distributions and disposition proceeds will continue to be allocated 95% to the limited partners and 5% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital account to zero.

   In February and March 1995, the General Partner lent $75,000 and $100,000, respectively, to the Partnership. Principal on the loans was to be repaid only after the extended Reinvestment Period expired, and the limited partners received at least a 6% return on their capital. These notes bore interest at the lower of 6% or prime. In September 1997 the General Partner converted the principal outstanding on the loan, $175,000, into a capital contribution. This contribution increased the General Partner's basis in the Partnership; however, profits, losses, cash distributions and disposition proceeds will continue to be allocated 95% to the limited partners and 5% to the General Partner. Interest on the loans was paid in November 1997.

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

                                December 31, 1997

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

Lease and Financing Transactions

     For the year ended December 31, 1996, the Partnership purchased and leased or financed $15,297 of equipment, with a weighted average initial transaction term of 20 months. At December 31, 1997 the weighted average initial transaction term of the portfolio was 54 months. A summary of the portfolio equipment cost by category held at December 31, 1997 and 1996 is as follows:

                                  December 31, 1997          December 31, 1996
                                --------------------       ---------------------

                                   Cost       Percent         Cost       Percent

Manufacturing
  & production ...........      $198,530       29.4%       $198,530       20.3%
Computer systems .........       193,059       28.5         311,285       31.7
Retail systems ...........        99,794       14.8         255,038       26.0
Copiers ..................        53,149        7.9          53,149        5.4
Telecommunications .......        41,535        6.1          41,535        4.2
Printing .................        33,033        4.9          33,033        3.4
Material handling ........        27,258        4.0          27,258        2.8
Video production .........        16,975        2.5          44,248        4.5
Medical ..................        12,962        1.9          12,963        1.3
Sanitation ...............          --       --               3,571        0.4
                                --------    -----          --------    -----

                                $676,295      100.0%       $980,610      100.0%
                                ========    =====          ========    =====

     The Partnership did not lease or finance any equipment to one lessee which individually represents greater than 10% of the total portfolio equipment cost at December 31, 1997.

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

                                December 31, 1997

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                           Number of Equity Security Holders
Title of Class                                      as of December 31,
--------------                             ---------------------------------
                                                 1997              1996
                                                 ----              ----

Limited partners                                  225               225
General Partner                                     1                 1

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 6.  Selected Financial and Operating Data

                                         Years Ended December 31,
                       ---------------------------------------------------------

                          1997        1996        1995        1994       1993
                          ----        ----        ----        ----       ----

Total revenues .....   $ 122,935   $ 195,278   $ 203,905   $ 276,133   $ 435,212
                       =========   =========   =========   =========   =========

Net income .........   $  90,421   $ 136,746   $  84,037   $  73,374   $  93,046
                       =========   =========   =========   =========   =========

Net income
 allocable to
 limited partners ..   $  85,900   $ 129,909   $  79,835   $  69,705   $  88,394
                       =========   =========   =========   =========   =========

Net income
 allocable to the
 General Partner ...   $   4,521   $   6,837   $   4,202   $   3,669   $   4,652
                       =========   =========   =========   =========   =========

Weighted average
 limited partnership
 units outstanding .       5,009       5,009       5,009       5,009       5,009
                       =========   =========   =========   =========   =========

Net income
 per weighted
 average limited
 partnership unit ..   $   17.15   $   25.94   $   15.94   $   13.92   $   17.65
                       =========   =========   =========   =========   =========

Distributions to
  limited partners .   $ 225,405   $ 225,405   $ 225,533   $ 233,651   $ 356,915
                       =========   =========   =========   =========   =========

Distributions to
  General Partner ..   $  11,863   $  11,863   $  11,867   $  12,297   $  18,785
                       =========   =========   =========   =========   =========


                                               December 31,
                       ---------------------------------------------------------

                          1997        1996        1995        1994       1993
                          ----        ----        ----        ----       ----


Total assets ...       $ 137,992   $ 349,219   $ 599,104   $ 978,652  $1,482,002
                       =========   =========   =========   =========  ==========

Partners' equity       $ 122,107   $  93,954   $ 194,476   $ 347,839  $   95,413
                       =========   =========   =========   =========  ==========

     The above selected financial and operating data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

                     ICON Cash Flow Partners, L.P., Series A
                        ( A Delaware Limited Partnership)

                                December 31, 1997

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in financings, finance leases and operating leases representing 95%, 5% and less than 1% of total investments at December 31, 1997, respectively, and 85%, 15% and less than 1% of total investments at December 31, 1996, respectively. . Results of Operations

Years Ended December 31, 1997 and 1996

   Revenues for the years ended December 31, 1997 were $122,935, representing a decrease of $72,343 or 37% from 1996. The decrease in revenues was attributable to a decrease in finance income of $27,215 or 59%, and a decrease in net gain on sales or remarketing of equipment of $59,661 or 42%. The decrease in revenues was partially offset by an increase in interest income and other of $14,533 or 200%, which occurred as a result of the reversal of excess allowance for doubtful accounts. The net gain on sales or remarketing of equipment decreased due to a reduction in the number of leases maturing and the underlying equipment being sold or remarketed for which the proceeds received were in excess of the remaining carrying value of the equipment.

   Expenses for the years ended December 31, 1997 were $32,514, representing a decrease of $26,018 or 44% from 1996. The decrease in expenses was attributable to a decrease in administrative expense reimbursement of $2,612 or 37%, a decrease in interest expense of $7,217 or 48%, a decrease in management fees of $1,502 or 37% and a decrease in general and administrative expenses of $14,687 or 46%. Administrative expense reimbursements, management fees and general and administrative expenses decreased due to a decrease in the average size of the portfolio from 1996 to 1997. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1996 to 1997.

   Net income for the years ended December 31, 1997 and 1996 was $90,421 and $136,746, respectively. The net income per weighted average limited partnership unit was $17.15 and $25.94 for 1997 and 1996, respectively.

Results of Operations for the Years Ended December 31, 1996 and 1995

         Revenues for the year ended December 31, 1996 were $195,278, representing a decrease of $8,627 or 4% from 1995. The decrease in revenues was attributable to a decrease in finance income of $43,135 or 49%, and a decrease in rental income of $34,947 or 100% from 1995. The decrease in revenue was partial offset by an increase in net gain on sales or remarketing of equipment of $67,267 or 90% and an increase in interest income and other of $2,188 or 43%. Finance income decreased due to the decreased investment in finance leases and financings. The decrease in rental income resulted from the Partnership's reduced investment in operating leases. The net gain on sales or remarketing of equipment increased due to an increase in the number of leases maturing and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of the remaining carrying value of the equipment. Interest income and other increased due to an increase in the average cash balance from 1995 to 1996.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1997

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

Liquidity and Capital Resources

         The Partnership's primary sources of funds in 1997, 1996 and 1995 were net cash provided by operations of $109,929, $210,327 and $268,467, respectively, proceeds from sales of equipment of $112,356, $202,787 and $136,363, respectively, and General Partner loans totaling $175,000 in 1995. These funds were used to fund cash distributions, purchase equipment and make payments on borrowings. The Partnership intends to continue to purchase additional equipment and to fund cash distributions, to the extent there are sufficient funds available, utilizing cash provided by operations and proceeds from sales of equipment.

   In February and March 1995, the General Partner lent $75,000 and $100,000, respectively, to the Partnership. Principal on the loans was to be repaid only after the extended Reinvestment Period expired, and, the limited partners received at least a 6% return on their capital. These notes bore interest at the lower of 6% or prime. In September 1997 the General Partner converted the principal outstanding on the loan, $175,000, into a capital contribution. This contribution increased the General Partner's basis in the Partnership, however, profits, losses, cash distributions and disposition proceeds will continue to be allocated 95% to the limited partners and 5% to the General Partner. Interest on the loans was paid in November 1997.

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

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1997

     Cash distributions to limited partners in 1997, 1996 and 1995, which were paid quarterly, totaled $225,405, $225,405 and $225,533, respectively, of which $85,900, $129,909 and $79,835 was investment income and $139,505, $95,496 and
$145,698 was a return of capital, respectively. The quarterly annualized distribution rate to limited partners in 1997, 1996 and 1995 was 9.00%, of which 3.4%, 5.2% and 3.2% was investment income and 5.6%, 3.8% and 5.8% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the years ended December 31, 1997, 1996 and 1995 was $45.00, $45.00 and $45.03 of which $17.15, $25.94 and $15.94 was investment income and $27.85, $19.06 and $29.09 was a return of capital, respectively.

         As of December 31, 1997, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 8.  Financial Statements and Supplementary Data


                          Index to Financial Statements

                                                                   Page Number

Independent Auditors' Report                                            12

Balance Sheets as of December 31, 1997 and 1996                         13

Statements of Operations for the Years Ended
  December 31, 1997, 1996 and 1995                                      14

Statements of Changes in Partners' Equity for
  the Years Ended December 31, 1997, 1996 and 1995                      15

Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995                                   16-18

Notes to Financial Statements                                        19-25

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                              Financial Statements

                                December 31, 1997

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners, L.P., Series A:

We have audited the accompanying balance sheets of ICON Cash Flow Partners, L.P., Series A (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series A as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                            /s/ KPMG Peat Marwick LLP
                                            ------------------------------------
                                                KPMG Peat Marwick LLP







March _, 1998
New York, New York

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                   (unaudited)

                                                              1997        1996
                                                              ----        ----
        Assets

Cash ..................................................   $  89,212    $ 123,808
                                                          ---------    ---------

Investment in financings
   Receivables due in installments ....................      59,625      246,130
   Unearned income ....................................      (3,181)     (21,268)
   Allowance for doubtful accounts ....................     (19,407)     (20,420)
                                                          ---------    ---------
                                                             37,037      204,442
                                                          ---------    ---------

Investment in finance leases
   Minimum rents receivable ...........................       4,062       29,868
   Estimated unguaranteed residual values .............        --         11,811
   Unearned income ....................................      (1,212)      (3,160)
   Allowance for doubtful accounts ....................      (2,123)     (24,123)
                                                          ---------    ---------
                                                                727       14,396
                                                          ---------    ---------

Investment in operating leases
   Equipment, at cost .................................      39,887       39,887
   Accumulated depreciation ...........................     (39,787)     (39,787)
                                                          ---------    ---------
                                                                100          100
                                                          ---------    ---------

Other assets ..........................................      10,916        6,473
                                                          ---------    ---------

Total assets ..........................................   $ 137,992    $ 349,219
                                                          =========    =========

       Liabilities and Partners' Equity

Accounts payable - other ..............................   $  14,840    $  13,075
Security deposits and deferred credits ................       1,045        3,817
Accounts payable to General Partner and affiliates, net        --         43,760
Notes payable - General Partner .......................        --        194,613
                                                          ---------    ---------
                                                             15,885      255,265
                                                          ---------    ---------
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ....................................     184,757       17,099
   Limited partners (5,009 units outstanding,
     $500 per unit original issue price) ..............     (62,650)      76,855
                                                          ---------    ---------

Total partners' equity ................................     122,107       93,954
                                                          ---------    ---------

Total liabilities and partners' equity ................   $ 137,992    $ 349,219
                                                          =========    =========


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Operations

                        For the Years Ended December 31,


                                              1997       1996       1995
                                              ----       ----       ----
Revenues

   Net gain on sales or
     remarketing of equipment ..........   $ 82,576   $142,237   $ 74,970
   Finance income ......................     18,557     45,772     88,907
   Interest income and other ...........     21,802      7,269      5,081
   Rental income .......................       --         --       34,947
                                           --------   --------   --------

   Total revenues ......................    122,935    195,278    203,905
                                           --------   --------   --------

Expenses

   General and administrative ..........     34,565     32,252     36,641
   Interest ............................      7,875     15,092     39,350
   Administrative expense reimbursements
     - General Partner .................      4,521      7,133      9,690
   Management fees - General Partner ...      2,553      4,055      5,951
   Depreciation ........................       --         --       18,236
   Provision for bad debts .............    (17,000)      --       10,000
                                           --------   --------   --------

   Total expenses ......................     32,514     58,532    119,868
                                           --------   --------   --------

Net income .............................   $ 90,421   $136,746   $ 84,037
                                           ========   ========   ========

Net income allocable to:
   Limited partners ....................   $ 85,900   $129,909   $ 79,835
   General Partner .....................      4,521      6,837      4,202
                                           --------   --------   --------

                                           $ 90,421   $136,746   $ 84,037
                                           ========   ========   ========

Weighted average number of limited
   partnership units outstanding .......      5,009      5,009      5,009
                                           ========   ========   ========

Net income per weighted average
   limited partnership unit ............   $  17.15   $  25.94   $  15.94
                                           ========   ========   ========



See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1997, 1996, and 1995

                                Limited Partner Distributions

                                  Return of     Investment             Limited      General
                                   Capital        Income               Partners     Partner       Total
                                (Per weighted average unit)

Balance at
  December 31, 1994                                                   $ 318,049    $ 29,790     $ 347,839

Cash distributions
   to partners                     $29.09         $15.94               (225,533)    (11,867)     (237,400)

Net income                                                               79,835       4,202        84,037
                                                                      ---------    --------     ---------

Balance at
   December 31, 1995                                                    172,351      22,125       194,476

Cash distributions
   to partners                     $19.06         $25.94               (225,405)    (11,863)     (237,268)

Net income                                                              129,909       6,837       136,746
                                                                      ---------    --------     ---------

Balance at
   December 31, 1996                                                     76,855      17,099        93,954

Conversion of General Partner
   note payable to a
   capital contribution                                                     -       175,000       175,000

Cash distributions
   to partners                     $27.85         $17.15               (225,405)    (11,863)     (237,268)

Net income                                                               85,900       4,521        90,421
                                                                      ---------    --------     ---------

Balance at
   December 31, 1997                                                  $ (62,650)   $184,757     $ 122,107
                                                                      =========    ========     =========



See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                1997         1996          1995
                                                ----         ----          ----
Cash flows from operating activities:
   Net income ............................   $  90,421    $ 136,746    $  84,037
                                             ---------    ---------    ---------
   Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Net gain on sales or remarketing
      of equipment .......................     (82,576)    (142,237)     (74,970)
     Depreciation ........................        --           --         18,236
     Allowance for doubtful accounts .....     (23,013)      (9,301)      (8,937)
     Finance income portion of receivables
      paid directly to lenders by lessees         --         (3,863)      (8,508)
     Interest expense on non-recourse
      financing paid directly by lessees .        --          2,508        7,036
     Collection of principal -
      non-financed receivables ...........     176,604      206,054      296,378
     Changes in operating assets
      and liabilities:
       Accounts payable to General Partner
         and affiliates, net .............     (43,760)      12,071      (49,780)
       Accounts payable - other ..........       1,765        6,906        5,914
       Security deposits and
        deferred credits .................      (2,772)      (2,807)      (6,690)
       Other, net ........................      (6,740)       4,250        5,751
                                             ---------    ---------    ---------

         Total adjustments ...............      19,508       73,581      184,430
                                             ---------    ---------    ---------

       Net cash provided by
        operating activities .............     109,929      210,327      268,467
                                             ---------    ---------    ---------

Cash flows from investing activities:
   Proceeds from sales of equipment ......     112,356      202,787      136,363
   Equipment and receivables purchased ...        --        (15,297)     (41,357)
                                             ---------    ---------    ---------

       Net cash provided by
        investing activities .............     112,356      187,490       95,006
                                             ---------    ---------    ---------

                                                        (continued on next page)

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

                        For the Years Ended December 31,

                                                   1997         1996        1995
                                                   ----         ----        ----

Cash flows from financing activities:
   Cash distributions to partners ..........    (237,268)    (237,268)    (237,400)
   Principal payments on term loan .........        --       (116,500)    (303,500)
   Proceeds from General Partner loans .....        --           --        175,000
   Accrued interest paid on
     General Partner loan ..................     (19,613)        --           --
                                               ---------    ---------    ---------

       Net cash used in financing activities    (256,881)    (353,768)    (365,900)
                                               ---------    ---------    ---------

Net increase (decrease) in cash ............     (34,596)      44,049       (2,427)

Cash, beginning of year ....................     123,808       79,759       82,186
                                               ---------    ---------    ---------

Cash, end of year ..........................   $  89,212    $ 123,808    $  79,759
                                               =========    =========    =========























See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

     Interest expense of $7,875, $15,092 and $39,350 for the years ended December 31, 1997, 1996 and 1995, respectively, consisted of: interest expense on non-recourse financing paid directly to lenders by lessees of $0, $2,508 and $7,036, respectively, interest on the term loan/revolving credit facility of $0, $2,084 and $23,201, respectively, and interest on General Partner loans of $7,875, $10,500 and $9,113 in 1997, 1996 and 1995, respectively.

     During the years ended December 31, 1997, 1996 and 1995, non-cash activities included the following:

                                                   1997           1996          1995
                                                   ----           ----          ----
Principal and interest on finance
   receivables paid directly to
   lender by lessee                             $     --      $   40,625     $  54,165
Principal and interest on non-recourse
   financing paid directly by lessee                  --         (40,625)      (54,165)

Conversion of principal portion of notes
   payable - General Partner to a capital
   contribution                                    175,000          --             --

Capital contribution - General Partner            (175,000)         --             --
                                                ----------    ----------     ---------

                                                $     --      $     --       $     --
                                                ==========    ==========     =========












See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                December 31, 1997

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

     Profits, losses, cash distributions and disposition proceeds are allocated 95% to the limited partners and 5% to the General Partner until each limited partner has received cash distributions and disposition proceeds sufficient to reduce its adjusted capital contribution account to zero and receive, in addition, other distributions and allocations which would provide a 10% per annum cumulative return, compounded daily, on its outstanding adjusted capital contribution account. After such time, the distributions would be allocated 85% to the limited partners and 15% to the General Partner.

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

3.   Significant Accounting Policies

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

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method. For operating leases, equipment is recorded at cost and is depreciated on the straight-line method over the lease terms to their estimated fair market values at lease termination. Related lease rentals are recognized on the straight-line method over the lease terms. Billed and uncollected operating lease receivables, net of allowance for doubtful accounts, are included in other assets. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Initial direct costs of operating leases are capitalized and amortized on the straight-line method over the lease terms. The Partnership's leases have terms ranging from two to four years. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investment along with investment income.

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

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Fair value information with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and liabilities approximates market value.

     Allowance for Doubtful Accounts - The Partnership records a provision for bad debts to provide for estimated credit losses in the portfolio. The allowance for doubtful accounts is based on an analysis of delinquency, an assessment of overall risk and a review of historical loss experience. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when such analysis indicates that the probability of collection of the account is remote.

     Impairment of Estimated Residual Values - In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which became effective beginning in 1996.

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

     New Accounting Pronouncements - In June 1996 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 establishes, among other things, criteria for determining whether a transfer of financial assets is a sale or a secured borrowing. SFAS No. 125 is effective for all transfers occurring after December 31, 1996. The adoption of SFAS No. 125 did not have a material impact on the Partnership's net income, partners' equity or total assets.

4.   General Partner Capital Contribution

   In February and March 1995, the General Partner lent $75,000 and $100,000, respectively, to the Partnership. Principal on the loans was to be repaid only after the extended Reinvestment Period expired, and, the limited partners received at least a 6% return on their capital. These notes bore interest at the lower of 6% or prime. In September 1997 the General Partner converted the principal outstanding on the loan, $175,000, into a capital contribution. This contribution increased the General Partner's basis in the Partnership, however, profits, losses, cash distributions and disposition proceeds will continue to be allocated 95% to the limited partners and 5% to the General Partner. Accrued interest of $27,487 on the loans was paid in November 1997.

5.   Receivables Due in Installments

     Non-cancelable minimum annual amounts due on financings and finance leases are as follows:

                                          Finance
        Year           Financings         Leases           Total

        1998            $ 47,941         $ 4,062         $ 52,003
        1999               9,897             -              9,897
        2000               1,787             -              1,787
                         --------         -------         --------

                        $ 59,625         $ 4,062         $ 63,687
                        ========         =======         ========

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

6.   Investment in Operating Leases

     The investment in operating leases at December 31, 1997, 1996 and 1995 consisted of the following:

                                       1997        1996        1995
                                       ----        ----        ----

Equipment cost, beginning of year   $ 39,887    $ 67,298    $ 67,298

Equipment sold ..................       --       (27,411)       --
                                    --------    --------    --------

Equipment cost, end of year .....     39,887      39,887      67,298
                                    --------    --------    --------

Accumulated depreciation,
  beginning of year .............    (39,787)    (63,386)    (45,150)

Depreciation ....................       --          --       (18,236)
Equipment sold ..................       --        23,599        --
                                    --------    --------    --------

Accumulated depreciation,
  end of year ...................    (39,787)    (39,787)    (63,386)
                                    --------    --------    --------

Investment in operating leases,
  end of year ...................   $    100    $    100    $  3,912
                                    ========    ========    ========

     The investment in operating leases at December 31, 1997 and 1996 related to a lease with Richman Gordman Stores, Inc. The lease term expired in 1995. The lease is currently on renewal and it is expected that the underlying equipment will be remarketed in 1998.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

7.    Allowance for Doubtful Accounts

      The allowance for doubtful accounts related to the investments in financings, finance leases and operating leases consisted of the following:

                                                       Finance    Operating
                                         Financings    Leases      Leases       Total

Balance at December 31, 1994 ..........   $ 29,351    $ 11,328    $  4,712    $ 45,391

      Charged to operations ...........      5,000       5,000        --        10,000
      Accounts written-off ............    (34,331)       --          --       (34,331)
      Recovery on accounts previously
        written-off ...................      4,900      10,494        --        15,394
      Transfer within accounts ........     15,000     (11,500)     (3,500)       --
                                          --------    --------    --------    --------

Balance at December 31, 1995 ..........     19,920      15,322       1,212      36,454

      Accounts written-off ............       --           (29)       --           (29)
      Recovery on accounts previously
        written-off ...................        500       8,830        --         9,330
                                          --------    --------    --------    --------

Balance at December 31, 1996 ..........     20,420      24,123       1,212      45,755

      Transfer within accounts ........     15,000     (15,000)       --          --
      Accounts written-off ............     (6,013)       --          --        (6,013)
      Reversal of allowance
        for doubtful accounts .........    (10,000)     (7,000)       --       (17,000)
                                          --------    --------    --------    --------

Balance at December 31, 1997 ..........   $ 19,407    $  2,123    $  1,212    $ 22,742
                                          ========    ========    ========    ========

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

      See Note 9 for information pertaining to the Notes Payable - General Partner.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

9.    Related Party Transactions

      During the years ended December 31, 1997, 1996 and 1995, the Partnership accrued to the General Partner management fees of $2,553, $4,055 and $5,951 and administrative expense reimbursements of $4,521, $7,133 and $9,690, respectively. These items were charged to operations.

      Under the original Partnership agreement, the General Partner was entitled to management fees at either 2% or 5% of rents, depending on the type of investment under management. In conjunction with the solicitation to amend the Limited Partnership Agreement, effective, January 31, 1995, the General Partner reduced its management fees to a flat rate of 1% of rents for all investments under management. The General Partner previously reduced its management fees on January 1, 1994 to a flat rate of 2%. The foregone management fees, the difference between the flat rate (1%) and the allowable rates per the Partnership Agreement (2% or 5%) of rents are not accruable in future years.

   In February and March 1995, the General Partner lent $75,000 and $100,000, respectively, to the Partnership. Principal on the loans was to be repaid only after the extended Reinvestment Period expired, and, the limited partners received at least a 6% return on their capital. These notes bore interest at the lower of 6% or prime. In September 1997 the General Partner converted the principal outstanding on the loan, $175,000, into a capital contribution. This contribution increased the General Partner's basis in the Partnership, however, profits, losses, cash distributions and disposition proceeds will continue to be allocated 95% to the limited partners and 5% to the General Partner. Accrued interest of $27,487 on the loans was paid in November 1997.

     There were no acquisition fees paid or accrued by the Partnership for the years ended December 31, 1997, 1996 and 1995.

10.    Tax Information (Unaudited)

       The following table reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                               1997            1996            1995
                                               ----            ----            ----

Net income per financial statements         $  90,421       $ 136,746       $  84,037

Differences due to:
   Direct finance leases                       24,972           60,629        121,717
   Depreciation                               (15,273)           -           (103,991)
   Provision for losses                       (23,013)           9,356          1,063
   Loss on sale of equipment                  (12,498)          (8,208)        (8,296)
   Other                                       (1,791)           -                -
                                            ---------       ----------      ----------

Partnership income for
   federal income tax purposes              $  62,818       $  198,523      $   94,530
                                            =========       ==========      ==========

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

   As of December 31, 1997, the partners' capital accounts included in the financial statements totaled $122,107 compared to the partners' capital accounts
for federal  income tax purposes of  $1,141,205   (unaudited).  The  difference
arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1997

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

The officers and directors of the General Partner are as follows:

Beaufort J.B. Clarke         President, Chief Executive Officer and Director

Thomas W. Martin             Executive Vice President and Director

Paul B. Weiss                Executive Vice President

Gary N. Silverhardt          Senior Vice President and Chief Financial Officer

     Beaufort J. B. Clarke, age 51, is President, Chief Executive Officer and Director of both the General Partner and ICON Securities Corp. (the "Dealer-Manager"). Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1997

     Thomas W. Martin, age 43, is Executive Vice President of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has over 13 years of senior management experience in the leasing business, particularly in the area of syndication.

     Paul B. Weiss, age 37, is Executive Vice President of the General Partner. Mr. Weiss has been exclusively engaged in lease portfolio acquisitions since 1988 from his affiliations with Griffin Equity Partners (as Executive Vice President and co-founder in 1993); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions and a member of the executive committee from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions).

     Gary N. Silverhardt, age 37, is Senior Vice President and Chief Financial Officer of the General Partner. He joined the General Partner in 1989. Prior to joining the General Partner, Mr. Silverhardt was previously employed by Coopers & Lybrand from 1985 to 1989, most recently as an Audit Supervisor. Prior to 1985, Mr. Silverhardt was employed by Katz, Schneeberg & Co. from 1983 to 1985. Mr. Silverhardt received a B.S. degree from the State University of New York at New Paltz in 1983 and is a Certified Public Accountant.

Item 11.  Executive Compensation

The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 1997, 1996 and 1995.

                                                Type of
     Entity             Capacity             Compensation            1997      1996       1995
-----------------    ---------------       ----------------          ----      ----       ----
ICON Capital Corp.   General Partner       Admin. expense
                                             Reimbursements        $ 4,521   $ 7,113    $ 9,690
ICON Capital Corp.   General Partner       Interest                  7,875    10,500      9,113
ICON Capital Corp.   General Partner       Management fees           2,553     4,055      5,951
                                                                   -------   -------    -------
                                                                   $14,949   $21,668    $24,754
                                                                   =======   =======    =======

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1997

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 20, 1998, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

    Title of Class           Amount Beneficially Owned          Percent of Class
------------------------   ------------------------------       ----------------

General Partner Interest   Represents initially a 5% and              100%
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

                                December 31, 1997

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the year ended December 31, 1997.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1997

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

                               ICON CASH FLOW PARTNERS, L.P., Series A
                               File No. 2-99858 (Registrant)
                               By its General Partner, ICON Capital Corp.


Date:  March 31, 1998          /s/ Beaufort J. B. Clarke
                               -------------------------------------------------
                               Beaufort J. B. Clarke
                               President, Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 31, 1998          /s/ Beaufort J. B. Clarke
                               -------------------------------------------------
                               Beaufort J. B. Clarke
                               President, Chief Executive Officer and Director



Date:  March 31, 1998          /s/ Thomas W. Martin
                               -------------------------------------------------
                               Thomas W. Martin
                               Executive Vice President and Director


Date:  March 31, 1998          /s/ Gary N. Silverhardt
                               -------------------------------------------------
                               Gary N. Silverhardt
                               Senior Vice President and Chief Financial Officer


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.