Form 10-Q
period 1998-03-31
ICON CASH FLOW PARTNERS L P SERIES A
filed 1998-05-12
CIK 775346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                          March 31, 1998
                     -----------------------------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number                             2-99858
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

                                                          [ x ] Yes     [   ] No

PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                   (unaudited)

                                                        March 31,   December 31,
                                                          1998          1997
        Assets

Cash .............................................     $  66,591     $  89,212
                                                       ---------     ---------


Investment in finance leases
   Minimum rents receivable ......................         6,550         4,062
   Unearned income ...............................        (1,212)       (1,212)
   Allowance for doubtful accounts ...............        (2,123)       (2,123)
                                                       ---------     ---------
                                                           3,215           727
                                                       ---------     ---------

Investment in financings
   Receivables due in installments ...............        28,144        59,625
   Unearned income ...............................        (2,024)       (3,181)
   Allowance for doubtful accounts ...............        (8,907)      (19,407)
                                                       ---------     ---------
                                                          17,213        37,037
                                                       ---------     ---------

Investment in operating leases
   Equipment, at cost ............................        39,887        39,887
   Accumulated depreciation ......................       (39,787)      (39,787)
                                                       ---------     ---------
                                                             100           100
                                                       ---------     ---------

Accounts receivable from affiliates ..............        44,137          --

Other assets .....................................         4,110        10,916
                                                       ---------     ---------

Total assets .....................................     $ 135,366     $ 137,992
                                                       =========     =========

       Liabilities and Partners' Equity

Security deposits and deferred credits ...........     $  31,179     $   1,045
Accounts payable - other .........................        12,672        14,840
                                                       ---------     ---------
                                                          43,851        15,885
                                                       ---------     ---------
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...............................       183,227       184,757
   Limited partners (5,009 units outstanding,
     $500 per unit original issue price) .........       (91,712)      (62,650)
                                                       ---------     ---------

Total partners' equity ...........................        91,515       122,107
                                                       ---------     ---------

Total liabilities and partners' equity ...........     $ 135,366     $ 137,992
                                                       =========     =========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                             1998          1997
                                                             ----          ----
Revenues

   Net gain on sales or remarketing
     of equipment ..................................       $12,429       $26,309
   Interest income and other .......................        17,321         1,125
   Finance income ..................................         1,157         6,928
                                                           -------       -------

   Total revenues ..................................        30,907        34,362
                                                           -------       -------

Expenses

   Administrative expense reimbursements
    - General Partner ..............................           888         1,297
   General and administrative ......................           787         2,931
   Management fees - General Partner ...............           507           735
   Interest ........................................          --           2,625
                                                           -------       -------

   Total expenses ..................................         2,182         7,588
                                                           -------       -------

Net income .........................................       $28,725       $26,774
                                                           =======       =======

Net income allocable to:
   Limited partners ................................       $27,289       $25,435
   General Partner .................................         1,436         1,339
                                                           -------       -------

                                                           $28,725       $26,774
                                                           =======       =======

Weighted average number of limited
   partnership units outstanding ...................         5,009         5,009
                                                           =======       =======

Net income per weighted average
   limited partnership unit ........................       $  5.45       $  5.08
                                                           =======       =======



See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 1998 and
                the Years Ended December 31, 1997, 1996, and 1995

                                 Limited Partner Distributions

                                   Return of     Investment            Limited      General
                                    Capital        Income              Partners     Partner         Total
                                 (Per weighted average unit)

Balance at
  December 31, 1994                                                  $  318,049    $  29,790     $  347,839

Cash distributions
   to partners                     $  29.09      $  15.94              (225,533)     (11,867)      (237,400)

Net income                                                               79,835        4,202         84,037
                                                                     ----------    ---------     ----------

Balance at
   December 31, 1995                                                    172,351       22,125        194,476

Cash distributions
   to partners                     $  19.06      $  25.94              (225,405)     (11,863)      (237,268)

Net income                                                              129,909        6,837        136,746
                                                                     ----------    ---------     ----------

Balance at
   December 31, 1996                                                     76,855       17,099         93,954

Conversion of General Partner
   note payable to a
   capital contribution                                                     -        175,000        175,000

Cash distributions
   to partners                     $  27.85      $17.15                (225,405)     (11,863)      (237,268)

Net income                                                               85,900        4,521         90,421
                                                                     ----------    ---------     ----------

Balance at
   December 31, 1997                                                    (62,650)     184,757        122,107

Cash distributions
   to partners                     $   5.80      $  5.45                (56,351)      (2,966)       (59,317)

Net income                                                               27,289        1,436         28,725
                                                                     ----------    ---------     ----------

Balance at March 31, 1998                                            $  (91,712)   $ 183,227     $   91,515
                                                                     ==========    =========     ==========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                 1998          1997
                                                                 ----          ----
Cash flows from operating activities:
  Net income ..............................................   $  28,725    $  26,774
                                                              ---------    ---------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Collection of principal - non-financed receivables .....      33,246       44,198
   Net gain on sales or remarketing of equipment ..........     (12,429)     (26,309)
   Changes in operating assets and liabilities:
    Allowance for doubtful accounts .......................     (11,713)        --
    Accounts payable to General Partner and affiliates, net     (43,106)      (5,408)
    Security deposits and deferred credits ................      30,134       34,829
    Accounts payable - other ..............................      (2,168)      (2,464)
    Other, net ............................................         (75)       1,761
                                                              ---------    ---------
       Total adjustments ..................................      (6,111)      46,607
                                                              ---------    ---------

      Net cash provided by operating activities ...........      22,614       73,381
                                                              ---------    ---------

Cash flows from investing activities:
  Proceeds from sales of equipment ........................      14,082       30,659
                                                              ---------    ---------

      Net cash provided by investing activities ...........      14,082       30,659
                                                              ---------    ---------

Cash flows from financing activities:
  Cash distributions to partners ..........................     (59,317)     (59,317)
                                                              ---------    ---------

      Net cash used in financing activities ...............     (59,317)     (59,317)
                                                              ---------    ---------

Net increase (decrease) in cash ...........................     (22,621)      44,723

Cash at beginning of period ...............................      89,212      123,808
                                                              ---------    ---------

Cash at end of period .....................................   $  66,591    $ 168,531
                                                              =========    =========





See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

      Interest expense of $2,625 for the three months ended March 31, 1997 consisted entirely of interest on General Partner loans.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1998

                                   (unaudited)

1.    Basis of Presentation

      The financial statements of ICON Cash Flow Partners, L.P., Series A (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 1997 Annual Report on Form 10-K.

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

3.    Related Party Transactions

      During the three months ended March 31, 1998 and 1997 the Partnership paid or accrued to the General Partner management fees of $507 and $735 and administrative expense reimbursements of $888 and $1,297, respectively. These fees and reimbursements were charged to operations.

      Under the original Partnership agreement, the General Partner was entitled to management fees at either 2% or 5% of rents, depending on the type of investment under management. In conjunction with the solicitation to amend the Limited Partnership Agreement, effective, January 31, 1995, the General Partner reduced its management fees to a flat rate of 1% of rents for all investments under management. The General Partner previously reduced its management fees on January 1, 1994 to a flat rate of 2%. These foregone management fees are not accruable in future years.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

     There were no acquisition fees paid or accrued by the Partnership for the three months ended March 31, 1998 and 1997.

      In 1997 the Partnership accrued $2,625 in interest due the General Partner related to notes payable with the General Partner (see Note 2).

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of a net investment in financings, finance leases and operating leases of 83%, 7% and less than 1% of total investments at March 31, 1998, respectively, and 79%, 13% and less than 1% of total investments at March 31, 1997, respectively.

Results of Operations for the Three Months Ended March 31, 1998 and 1997

      Revenues for the three months ended March 31, 1998 were $30,907, representing a decrease of $3,455 or 10% from 1997. The decrease in revenues was primarily due to a decrease in net gain on sales or remarketing of equipment of $13,880 or 53% and a decrease in finance income of $5,771 or 83% from 1997. The decrease in revenues was partially offset by an increase in interest income and other of $16,196. Net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing and the underlying equipment being sold or remarketed. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1997 to 1998. The increase in interest income and other resulted from a reduction in excessive allowance for doubtful accounts taken after an analysis of delinquency, an assessment of credit risk and a review of historical loss experience.

      Expenses for the three months ended March 31, 1998 were $2,182, representing a decrease of $5,406 or 71% from 1997. The decrease in expenses was due to a decrease in general and administrative expenses of $2,144 or 73%, a decrease in interest expense of $2,625 or 100%, a decrease in administrative expense reimbursements of $409 or 32% and a decrease in management fees of $228 or 31% from 1997. Interest expense decreased due to the decrease in average debt outstanding from 1997 to 1998. The decrease in general and administrative expenses, management fees and administrative expense reimbursements resulted from a decrease in the average size of the portfolio from 1997 to 1998.

      Net income for the three  months ended March 31, 1998 and 1997 was $28,725
and  $26,774,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $5.45 and $5.08 in 1998 and 1997, respectively.

Liquidity and Capital Resources

      The Partnership's primary sources of funds for the three months ended March 31, 1998 and 1997 were net cash provided by operations of $22,614 and $73,381, respectively, and proceeds from sales of equipment of $14,082 and $30,659, respectively. These funds were used fund cash distributions. The Partnership intends to fund future cash distributions, to the extent funds are available, utilizing cash provided by operations and proceeds from sales of equipment.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

      Cash distributions to limited partners for the three months ended March 31, 1998 and 1997, which were paid quarterly, totaled $56,351 individually, of which $27,289 and $25,435 was investment income and $29,062 and $30,916 was a return of capital, respectively. The quarterly annualized distribution rate was 9.00%, of which 2.08% and 4.00% was investment income and 6.92% and 5.00% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1998 and 1997 was $11.25 of which $5.45 and $5.08 was investment income and $5.80 and $6.17 was a return of capital, respectively.

      As of March 31, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, sales of equipment and borrowings, the Partnership will invest in equipment leases and financings where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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

                           ICON CASH FLOW PARTNERS, L.P., SERIES A
                           File No. 2-99858 (Registrant)
                           By its General Partner,
                           ICON Capital Corp.



May 14, 1998               /s/ Gary N. Silverhardt
------------               -----------------------------------------------------
     Date                  Gary N. Silverhardt
                           Senior Vice President and Chief Financial Officer
                           (Principal financial and account officer of
                           the General Partner of the Registrant)