Form 10-Q
period 1998-06-30
ICON CASH FLOW PARTNERS L P SERIES A
filed 1998-08-14
CIK 775346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x   ]  Quarterly  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

For the period ended                           June 30, 1998
                     -----------------------------------------------------------

[    ]  Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

For the transition period from                      to
                               ---------------------   -------------------------

Commission File Number                             2-99858
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

                                 Balance Sheets

                                   (Unaudited)

                                                        June 30,   December 31,
                                                          1998        1997
                                                       ---------   ------------

Assets

Cash .............................................     $  61,802    $  89,212
                                                       ---------    ---------
Investment in financings
   Receivables due in installments ...............        20,636       59,625
   Unearned income ...............................        (1,432)      (3,181)
   Allowance for doubtful accounts ...............       (11,030)     (19,407)
                                                       ---------    ---------
                                                           8,174       37,037
                                                       ---------    ---------

Investment in finance leases
   Minimum rents receivable ......................         2,050        4,062
   Unearned income ...............................        (1,212)      (1,212)
   Allowance for doubtful accounts ...............          --         (2,123)
                                                       ---------    ---------
                                                             838          727
                                                       ---------    ---------

Investment in operating leases
   Equipment, at cost ............................        39,887       39,887
   Accumulated depreciation ......................       (39,787)     (39,787)
                                                       ---------    ---------
                                                             100          100
                                                       ---------    ---------

Other assets .....................................           703       10,916
                                                       ---------    ---------

Total assets .....................................     $  71,617    $ 137,992
                                                       =========    =========

Liabilities and Partners' Equity

Accounts payable - other .........................     $  11,654    $  14,840
Security deposits and deferred credits ...........        18,639        1,045
                                                       ---------    ---------

                                                          30,293       15,885
                                                       ---------    ---------
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...............................       180,718      184,757
   Limited partners (5,009 units outstanding,
     $500 per unit original issue price) .........      (139,394)     (62,650)
                                                       ---------    ---------

Total partners' equity ...........................        41,324      122,107
                                                       ---------    ---------

Total liabilities and partners' equity ...........     $  71,617    $ 137,992
                                                       =========    =========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Operations

                                   (unaudited)

                                          For the Three Months    For the Six Months
                                             Ended June 30,         Ended June 30,
                                             1998      1997         1998      1997
                                             ----      ----         ----      ----
Revenues

   Net gain on sales or
     remarketing of equipment ..........   $19,179   $12,655      $31,608   $38,964
   Finance income ......................       511     5,516        1,668    12,444
   Interest income and other ...........       350       923       17,671     2,048
                                           -------   -------      -------   -------

   Total revenues ......................    20,040    19,094       50,947    53,456
                                           -------   -------      -------   -------

Expenses

   General and administrative ..........    10,298     9,339       11,085    12,270
   Interest ............................      --       2,625         --       5,250
   Administrative expense reimbursements
     - General Partner .................       392     1,080        1,280     2,377
   Management fees - General Partner ...       224       609          731     1,344
                                           -------   -------      -------   -------

   Total expenses ......................    10,914    13,653       13,096    21,241
                                           -------   -------      -------   -------

Net income .............................   $ 9,126   $ 5,441      $37,851   $32,215
                                           =======   =======      =======   =======

Net income allocable to:
   Limited partners ....................   $ 8,670   $ 5,169      $35,958   $30,604
   General Partner .....................       456       272        1,893     1,611
                                           -------   -------      -------   -------

                                           $ 9,126   $ 5,441      $37,851   $32,215
                                           =======   =======      =======   =======

Weighted average number of limited
   partnership units outstanding .......     5,009     5,009        5,009     5,009
                                           =======   =======      =======   =======

Net income per weighted average
   limited partnership unit ............   $  1.73   $  1.03      $  7.18   $  6.11
                                           =======   =======      =======   =======



See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 1998 and
                the Years Ended December 31, 1997, 1996, and 1995

                                   (Unaudited)

                           Limited Partner Distributions
                               Return of   Investment         Limited      General
                                Capital      Income          Partners      Partner      Total
                                -------      ------          --------      -------      -----
                            (Per weighted average unit)
Balance at
  December 31, 1994                                        $  318,049    $  29,790   $  347,839

Cash distributions
   to partners                  $29.09      $15.94           (225,533)     (11,867)    (237,400)

Net income                                                     79,835        4,202       84,037
                                                           ----------    ---------   ----------

Balance at
   December 31, 1995                                          172,351       22,125      194,476

Cash distributions
   to partners                  $19.06      $25.94           (225,405)     (11,863)    (237,268)

Net income                                                    129,909        6,837      136,746
                                                           ----------    ---------   ----------

Balance at
   December 31, 1996                                           76,855       17,099       93,954

Conversion of General Partner
   note payable to a
   capital contribution                                           -        175,000      175,000

Cash distributions
   to partners                  $27.85      $17.15           (225,405)     (11,863)    (237,268)

Net income                                                     85,900        4,521       90,421
                                                           ----------    ---------   ----------

Balance at
   December 31, 1997                                          (62,650)     184,757      122,107

Cash distributions
   to partners                  $15.32      $ 7.18           (112,702)      (5,932)    (118,634)

Net income                                                     35,958        1,893       37,851
                                                           ----------    ---------   ----------

Balance at June 30, 1998                                   $ (139,394)   $ 180,718   $   41,324
                                                           ==========    =========   ==========


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows
                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                        1998         1997
                                                                        ----         ----

Cash flows provided by operating activities:
   Net income ....................................................   $  37,851    $  32,215
                                                                     ---------    ---------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Net gain on sales or remarketing of equipment .............     (31,608)     (38,964)
       Collection of principal - non-financed receivables ........      40,058       83,065
       Changes in operating assets and liabilities:
          Allowance for doubtful accounts ........................     (11,713)        --
          Increase (decrease) account receivable - General Partner
            and affiliates .......................................      (3,342)        --
          Accounts payable to General Partner and affiliates .....        --          8,123
          Accounts payable - other ...............................      (3,186)       3,763
          Security deposits and deferred credits .................      17,594       37,058
          Other, net .............................................      18,978        1,991
                                                                     ---------    ---------

           Total adjustments .....................................      18,361       95,036
                                                                     ---------    ---------

            Net cash provided by operating activities ............      56,212      127,251
                                                                     ---------    ---------

Cash flows from investing activities:
   Proceeds from sales of equipment ..............................      35,012       41,541
                                                                     ---------    ---------

            Net cash provided by investing activities ............      35,012       41,541
                                                                     ---------    ---------

Cash flows from financing activities:
   Cash distributions to partners ................................    (118,634)    (118,634)
                                                                     ---------    ---------

            Net cash used in financing activities ................    (118,634)    (118,634)
                                                                     ---------    ---------

Net increase (decrease) in cash ..................................     (27,410)      50,158

Cash, beginning of period ........................................      89,212      123,808
                                                                     ---------    ---------

Cash, end of period ..............................................   $  61,802    $ 173,966
                                                                     =========    =========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1998

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

3.    Related Party Transactions

      For the six months ended June 30, 1998 and 1997 the Partnership paid or accrued to the General Partner management fees of $731 and $1,344 and administrative expense reimbursements of $1,280 and $2,377, respectively.
These fees and reimbursements were charged to operations.

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

     Therewere no acquisition fees paid or accrued by the Partnership for the six months ended June 30, 1998 and 1997.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                  June 30, 1998

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in financings, finance leases and operating leases representing 95%, 5% and less than 1% of total investments at June 30, 1998, respectively, and 86%, 14% and less than 1% of total investments at June 30, 1997, respectively.

Results of Operations

Three Months Ended June 30, 1998 and 1997

     Revenues for the three months ended June 30, 1998 were $20,040, representing an increase of $946 or 5% from 1997. The increase in revenues was attributable to an increase in net gain on sales or remarketing of equipment of $6,524 or 52%. This increase was principally offset by a decrease in finance income of $5,005 or 91% and a decrease in interest income and other of $573 or 62%. Net gain on sales or remarketing of equipment increased due to an increase in the renewal rentals received on an operating lease. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1997 to 1998. The decrease in interest income and other resulted from a decrease in the collection of late charges.

     Expenses for the three months ended June 30, 1998 were $10,914, representing a decrease of $2,739 or 20% from 1997. The decrease in expenses was attributable to a decrease in interest expense of $2,625 or 100%, a decrease in administrative expense reimbursements of $688 or 64% and a decrease in management fees of $385 or 63%. These decreases were partially offset by an increase in general and administrative expense of $959 or 10%. The decrease in interest expense resulted from the September 1997 conversion of the General Partner loan to a capital contribution. Administrative expense reimbursements and management fees decreased due to a decrease in the average size of the portfolio from 1997 to 1998. General and administrative expenses increased due to an increase in legal costs associated with collection activities on a previously written-off account.

   Net income for the three months ended June 30, 1998 and 1997 was $9,126 and $5,441, respectively. The net income per weighted average limited partnership unit was $1.73 and $1.03 for 1998 and 1997, respectively.

Six Months Ended June 30, 1998 and 1997

     Revenues for the six months ended June 30, 1998 were $50,947, representing a decrease of $2,509 or 5% from 1997. The decrease in revenues was attributable to a decrease in finance income of $10,776 or 87% and a decrease in net gain on sales or remarketing of equipment of $7,356 or 19%. These decreases were partially offset by an increase in interest income and other of $15,623 or 763%. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1997 to 1998. Net gain on sales or remarketing of equipment decreased due to a decrease in the number of leases maturing and the underlying equipment being sold or remarketed, for which the proceeds received were in excess of estimated unguaranteed residual values. The increase in interest income and other resulted from the reversal of excessive allowance for doubtful accounts.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                  June 30, 1998

     Expenses for the six months ended June 30, 1998 were $13,096, representing a decrease of $8,145 or 38% from 1997. The decrease in expenses was attributable to a decrease in general and administrative expense of $1,185 or 10%, a decrease in interest expense of $5,250 or 100%, a decrease in administrative expense reimbursements of $1,097 or 46%, and a decrease in management fees of $613 or 46% from 1997. General and administrative expense, administrative expense reimbursements and management fees decreased due to the decrease in the average size of the portfolio from 1997 to 1998. The decrease in interest expense resulted from the September 1997 conversion of the General Partner loan to a capital contribution.

     Net income for the six months ended June 30, 1998 and 1997 was $37,851 and $32,215, respectively. The net income per weighted average limited partnership unit was $7.18 and $6.11 for 1998 and 1997, respectively. Liquidity and Capital Resources

     The Partnership's primary sources of funds for the six months ended June 30, 1998 and 1997 were net cash provided by operations of $56,212 and $127,251, respectively, and proceeds from sales of equipment of $35,012 and $41,541, respectively. These funds were used to fund cash distributions. The Partnership intends to fund future cash distributions utilizing cash provided by operations and proceeds from sales of equipment.

   Cash distributions to limited partners for the six months ended June 30, 1998 and 1997, which were paid quarterly, totaled $112,702, of which $35,958 and $30,604 was investment income and $76,744 and $82,098 was a return of capital, respectively. The quarterly annualized cash distribution rate to limited partners was 9.00%, of which 2.88% and 2.44% was investment income and 6.12% and 6.56% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1998 and 1997 was $22.50, of which $7.18 and $6.11 was investment income and $15.32 and $16.39 was a return of capital, respectively.

     As of June 30, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations and sales of equipment, the Partnership will invest in equipment leases and financings and make cash distributions, where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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

                                  ICON CASH FLOW PARTNERS, L.P., SERIES A
                                  File No. 2-99858 (Registrant)
                                  By its General Partner,
                                  ICON Capital Corp.


August 14, 1998                   /s/ Gary N. Silverhardt
---------------                   ----------------------------------------------
     Date                         Gary N. Silverhardt
                                  Chief Financial Officer
                                  (Principal financial and account officer of
                                    the General Partner of the Registrant)