Form 10-Q
period 1998-09-30
ICON CASH FLOW PARTNERS L P SERIES A
filed 1998-11-16
CIK 775346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[  x  ] Quarterly  Report  Pursuant  to  Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

For the period ended                      September 30, 1998
                     -----------------------------------------------------------

[     ] Transition  Report  Pursuant  to Section  13 or 15(d) of the  Securities
        Exchange Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number                           2-99858
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

                                 Balance Sheets

                                   (unaudited)

                                                   September 30,  December 31,
                                                       1998           1997
                                                   ------------   -----------
Assets

Cash ............................................   $  47,581      $  89,212
                                                    ---------      ---------

Investment in financings
   Receivables due in installments ..............      14,845         59,625
   Unearned income ..............................        (984)        (3,181)
   Allowance for doubtful accounts ..............      (5,000)       (19,407)
                                                    ---------      ---------
                                                        8,861         37,037
                                                    ---------      ---------

Investment in finance leases
   Minimum rents receivable .....................        --            4,062
   Unearned income ..............................        --           (1,212)
   Allowance for doubtful accounts ..............        --           (2,123)
                                                    ---------      ---------
                                                         --              727
                                                    ---------      ---------

Investment in operating leases
   Equipment, at cost ...........................        --           39,887
   Accumulated depreciation .....................        --          (39,787)
                                                    ---------      ---------
                                                         --              100
                                                    ---------      ---------

Other assets ....................................        --           10,916
                                                    ---------      ---------

Total assets ....................................   $  56,442      $ 137,992
                                                    =========      =========

Liabilities and Partners' Equity

Accounts payable ................................   $  26,036      $  14,840
Security deposits and deferred credits ..........         725          1,045
                                                    ---------      ---------

                                                       26,761         15,885
                                                    ---------      ---------
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ..............................     180,135        184,757
   Limited partners (5,009 units outstanding,
     $500 per unit original issue price) ........    (150,454)       (62,650)
                                                    ---------      ---------

Total partners' equity ..........................      29,681        122,107
                                                    ---------      ---------

Total liabilities and partners' equity ..........   $  56,442      $ 137,992
                                                    =========      =========

See accompanying notes to unaudited financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Operations

                                   (unaudited)

                                            For the Three Months    For the Nine Months
                                             Ended September 30,    Ended September 30,
                                             1998         1997       1998       1997
                                             ----         ----       ----       ----
Revenues

   Net gain on sales or
     remarketing of equipment ..........   $ 45,009    $ 27,334   $ 76,617    $ 66,298
   Finance income ......................        447       3,709      2,115      16,153
   Interest income and other ...........        322       1,971      1,780       4,019
                                           --------    --------   --------    --------

   Total revenues ......................     45,778      33,014     80,512      86,470
                                           --------    --------   --------    --------

Expenses

   General and administrative ..........      3,447       3,233     14,532      15,503
   Administrative expense reimbursements
     - General Partner .................        481       1,082      1,761       3,459
   Management fees - General Partner ...        206         607        937       1,951
   Reversal of allowance for
     doubtful accounts .................     (6,030)       --      (22,243)       --
   Interest ............................       --         2,625       --         7,875
                                           --------    --------   --------    --------

   Total expenses ......................     (1,896)      7,547     (5,013)     28,788
                                           --------    --------   --------    --------

Net income .............................   $ 47,674    $ 25,467   $ 85,525    $ 57,682
                                           ========    ========   ========    ========

Net income allocable to:
   Limited partners ....................     45,290    $ 24,194   $ 81,249    $ 54,798
   General Partner .....................      2,384       1,273      4,276       2,884
                                           --------    --------   --------    --------

                                           $ 47,674    $ 25,467   $ 85,525    $ 57,682
                                           ========    ========   ========    ========

Weighted average number of limited
   partnership units outstanding .......      5,009       5,009      5,009       5,009
                                           ========    ========   ========    ========

Net income per weighted average
   limited partnership unit ............   $   9.04    $   4.83   $  16.22    $  10.94
                                           ========    ========   ========    ========




See accompanying notes to unaudited financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                For the Nine Months Ended September 30, 1998 and the Years Ended December 31, 1997, 1996, and 1995

                                   (unaudited)

                             Limited Partner Distributions
                                Return of   Investment       Limited       General
                                 Capital      Income         Partners      Partner      Total
                                ---------   ----------       --------      -------      -----
                              (Per weighted average unit)
Balance at
  December 31, 1994 .........                               $ 318,049    $  29,790   $ 347,839

Cash distributions
   to partners ..............   $   29.09    $   15.94       (225,533)     (11,867)    (237,400)

Net income ..................                                  79,835        4,202      84,037
                                                            ---------    ---------    ---------

Balance at
   December 31, 1995 ........                                 172,351       22,125     194,476

Cash distributions
   to partners ..............   $   19.06    $   25.94       (225,405)     (11,863)    (237,268)

Net income ..................                                 129,909        6,837     136,746
                                                            ---------    ---------    ---------

Balance at
   December 31, 1996 ........                                  76,855       17,099      93,954

Conversion of General Partner
   note payable to a
   capital contribution .....                                    --        175,000     175,000

Cash distributions
   to partners ..............   $   27.85    $   17.15       (225,405)     (11,863)    (237,268)

Net income ..................                                  85,900        4,521      90,421
                                                            ---------    ---------    ---------

Balance at
   December 31, 1997 ........                                 (62,650)     184,757     122,107

Cash distributions
   to partners ..............   $   17.53    $   16.22       (169,053)      (8,898)    (177,951)

Net income ..................                                  81,249        4,276      85,525
                                                            ---------    ---------    ---------

Balance at September 30, 1998                               $(150,454)   $ 180,135   $  29,681
                                                            =========    =========    =========


See accompanying notes to unaudited financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                     For the Nine Months Ended September 30,

                                   (unaudited)

                                                               1998         1997
                                                               ----         ----

Cash flows provided by operating activities:
   Net income ...........................................   $  85,525    $  57,682
                                                            ---------    ---------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Net gain on sales or remarketing of equipment ....     (76,617)     (66,298)
       Collection of principal - non-financed receivables      46,661      130,076
       Changes in operating assets and liabilities:
          Accounts payable ..............................      11,196       37,103
          Other assets ..................................      11,098          287
          Allowance for doubtful accounts ...............     (16,530)       6,013
          Security deposits and deferred credits ........        (320)      12,982
          Other, net ....................................     (19,244)     (38,917)
                                                            ---------    ---------

           Total adjustments ............................     (43,756)      81,246
                                                            ---------    ---------

            Net cash provided by operating activities ...      41,769      138,928
                                                            ---------    ---------

Cash flows from investing activities:
   Proceeds from sales of equipment .....................      94,551       82,806
                                                            ---------    ---------

            Net cash provided by investing activities ...      94,551       82,806
                                                            ---------    ---------

Cash flows from financing activities:
   Cash distributions to partners .......................    (177,951)    (177,952)
                                                            ---------    ---------

            Net cash used in financing activities .......    (177,951)    (177,952)
                                                            ---------    ---------

Net increase (decrease) in cash .........................     (41,631)      43,782

Cash, beginning of period ...............................      89,212      123,808
                                                            ---------    ---------

Cash, end of period .....................................   $  47,581    $ 167,590
                                                            =========    =========







See accompanying notes to unaudited financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

     During the nine months ended September 30, 1998 and 1997, non-cash activities included the following:

                                                    1998         1997
                                                    ----         ----

Decrease in notes payable - General Partner ...   $    --     $(27,488)
Increase in accounts payable to General Partner
  and affiliates, net .........................        --       27,488
                                                  --------    --------

                                                  $    --     $    --
                                                  ========    ========

     Interest expense of $7,875 for the nine months ended September 30, 1997 consisted of interest on General Partner loans.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                     Notes to Unaudited Financial Statements

                               September 30, 1998

1.    Basis of Presentation

      The financial statements of ICON Cash Flow Partners, L.P., Series A (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 1997 Annual Report on Form 10-K.

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

3.    Related Party Transactions

      For the nine months ended September 30, 1998 and 1997 the Partnership paid or accrued to the General Partner management fees of $937 and $1,951 and administrative expense reimbursements of $1,761 and $3,459, respectively. These fees and reimbursements were charged to operations.

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

     There were no acquisition fees paid or accrued by the Partnership for the nine months ended September 30, 1998 and 1997.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                               September 30, 1998

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership's portfolio consisted of a net investment in financings, finance leases and operating leases representing 100%, 0% and 0% of total investments at September 30, 1998, respectively, and 88%, 12% and less than 1% of total investments at September 30, 1997, respectively.

Results  of Operations

Three Months Ended September 30, 1998 and 1997

   Revenues for the three months ended September 30, 1998 were $45,778, representing an increase of $12,764 or 39% from 1997. The increase in revenues was attributable to an increase in net gain on sale or remarketing of equipment of $17,675 or 65%. This increase was partially offset by a decrease in finance income of $3,262 or 88% and a decrease in interest income and other of $1,649 or 84%. Net gain on sales or remarketing of equipment increased due to an increase in renewal rentals received on an operating lease. The operating lease was terminated in September 1998. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1997 to 1998. The decrease in interest income and other resulted from a decrease in the collection of late charges.

     Expenses for the three months ended September 30, 1998 were ($1,896), representing a change of $9,443 from 1997. The change in expenses was attributable to a decrease in interest expense of $2,625 or 100%, a decrease in administrative expense reimbursements of $601 or 56%, a decrease in management fees of $401 or 66% and a reduction of the allowance for doubtful accounts of $6,030. These decreases were partially offset by an increase in general and administrative expense of $214 or 7%. The decrease in interest expense resulted from the September 1997 conversion of the General Partner loan to a capital contribution. Administrative expense reimbursements and management fees decreased due to a decrease in the average size of the portfolio from 1997 to 1998. The reduction of the allowance for doubtful accounts resulted from an analysis of delinquency, an assessment of overall risk and a review of historical loss experience.

   Net income for the three months ended September 30, 1998 and 1997 was $47,674
and  $25,467,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $9.04 and $4.83 for 1998 and 1997, respectively.

Nine Months Ended September 30, 1998 and 1997

   Revenues for the nine months ended September 30, 1998 were $80,512, representing a decrease of $5,958 or 7% from 1997. The decrease in revenues was attributable to a decrease in finance income of $14,038 or 87% and a decrease in interest income of $2,239 or 56%. These decreases were partially offset by an increase in net gain on sale or remarketing of equipment of $10,319 or 16%. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1997 to 1998. The decrease in interest income and other resulted from a decrease in the collection of late charge income. Net gain on sales or remarketing of equipment increased due to an increase in renewal rentals received on an operating lease. The operating lease was terminated in September 1998.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                               September 30, 1998

   Expenses  for the  nine  months  ended  September  30,  1998  were  ($5,013), representing a change of $33,801 from 1997. The change in expenses was attributable to a decrease in general and administrative expense of $971 or 6%, a decrease in interest expense of $7,875 or 100%, a decrease in administrative expense reimbursements of $1,698 or 49%, a decrease in management fees of $1,014 or 52% from 1997 and a reduction of the allowance for doubtful accounts of $22,243. General and administrative expense, administrative expense reimbursements and management fees decreased due to the decrease in the average size of the portfolio from 1997 to 1998. The decrease in interest expense resulted from the September 1997 conversion of the General Partner loan to a capital contribution. The reduction of the allowance for doubtful accounts resulted from an analysis of delinquency, an assessment of overall risk and a review of historical loss experience.

   Net income for the nine months ended  September 30, 1998 and 1997 was $85,525
and  57,682,   respectively.   The  net  income  per  weighted  average  limited
partnership unit was $16.22 and $10.94 for 1998 and 1997, respectively.

Liquidity and Capital Resources

   The Partnership's primary sources of funds for the nine months ended September 30, 1998 and 1997 were net cash provided by operations of $41,769 and $138,928, respectively, and proceeds from sales of equipment of $94,551 and $82,806, respectively. These funds were used to fund cash distributions. The Partnership intends to fund future cash distributions utilizing existing cash and future cash provided by operations.

   Cash distributions to limited partners for the nine months ended September 30, 1998 and 1997, which were paid quarterly, totaled $169,053 and $169,054, respectively, of which $81,249 and $54,798 was investment income and $87,804 and $114,255 was a return of capital, respectively. The quarterly annualized cash distribution rate to limited partners was 9.00% for 1998 and 1997, of which 4.33% and 2.92% was investment income and 4.67% and 6.08% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the nine months ended September 30, 1998 and 1997 was $33.75, of which $16.22 and $10.94 was investment income and $17.53 and $22.81 was a return of capital, respectively. As a result of a review and analysis of the Partnership's projected cash flow, the Partnership decreased the distribution rate to an annualized rate of 2%. This change was effective for the October 15, 1998 distribution.

   As of September 30, 1998, except as noted above, there were no known trends or demands, commitments, events or uncertainties which are likely to have any material effect on liquidity. As cash is realized from operations, the Partnership will make cash distributions where it deems it to be prudent while retaining sufficient cash to meet its reserve requirements and recurring obligations as they become due.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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

                                        ICON CASH FLOW PARTNERS, L.P., SERIES A
                                        File No. 2-99858 (Registrant)
                                        By its General Partner,
                                        ICON Capital Corp.


     November 13, 1998                  /s/Gary N. Silverhardt
--------------------------              ----------------------------------------
          Date                          Gary N. Silverhardt
                                        Senior Vice President and
                                          Chief Financial Officer
                                        (Principal financial and account officer
                                          of the General Partner of the
                                          Registrant)