Form 10-K
period 1998-12-31
ICON CASH FLOW PARTNERS L P SERIES A
filed 1999-03-30
CIK 775346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
      Act of 1934 [Fee Required]

For the fiscal year ended                       December 31, 1998
                          ------------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number                          2-99858
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

---------------------------------         --------------------------------------

---------------------------------         --------------------------------------





Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interests

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

                                                             [X] Yes    [  ] No
                                     Page 1

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1998

                                TABLE OF CONTENTS

Item                                                                     Page

PART I

1.   Business                                                             3-4

2.   Properties                                                             4

3.   Legal Proceedings                                                      5

4.   Submission of Matters to a Vote of Security Holders                    5

PART II

5.   Market for the Registrant's Securities and Related
       Security Holder Matters                                              5

6.   Selected Financial and Operating Data                                  6

7.   General Partner's Discussion and Analysis of Financial
       Condition and Results of Operations                                7-9

8.   Financial Statements and Supplementary Data                        10-23

9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                                 24

PART III

10.  Directors and Executive Officers of the
       Registrant's General Partner                                     24-25

11.  Executive Compensation                                                25

12.  Security Ownership of Certain Beneficial Owners
       and Management                                                      26

13.  Certain Relationships and Related Transactions                        26

PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K       27

SIGNATURES                                                                 28

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1998

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

     The Partnership's original reinvestment period was to end on February 1, 1995. In December 1994, the consent of the 225 limited partners was solicited to amend, effective January 31, 1995, the Partnership agreement. The vote was passed 151 affirmative to 31 negative with 43 abstaining. The amendments to the Partnership agreement include: (1) extending the reinvestment period from six years, to eight to ten years, (2) allowing the General Partner to lend funds to the Partnership for a term in excess of 12 months and up to $250,000 and (3) decreasing the management fees to a flat rate of 1% of rents for all investments under management.

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

    As of December 31, 1998, the Partnership had one financing transaction remaining. The financing is with McGinn Tool & Engineering; the monthly payments are $595 and the financing matures in March 2000. The General Partner is exploring the possibility of disposing of or terminating the lease early and beginning the orderly termination of the Partnership's affairs.

Narrative Description of Business

     The Partnership is an equipment leasing income fund. The principal investment objective of the Partnership was to acquire a diversified portfolio of equipment on lease to credit-worthy lessees which would: (1) preserve, protect and return the Partnership's invested capital; (2) generate cash available for distribution from which the

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1998

Partnership has made distributions to the partners, with any remaining balance used to purchase additional equipment during the reinvestment period, and (3) provide cash distributions and net disposition and re-lease proceeds, periodically, following the reinvestment period until all the equipment purchased by the Partnership has been sold. In addition to acquiring equipment for lease the Partnership also provided financing to certain manufacturers, lessors and lessees.

     The equipment leasing industry is highly competitive. In initiating its leasing transactions the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers and financial institutions, including commercial banks and insurance companies. Many competitors are larger than the Partnership and have greater financial resources.

     The Partnership has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

Lease and Financing Transactions

     The Partnership did not lease or finance any additional equipment for the years ended December 31, 1998 and 1997. At December 31, 1998 the remaining transaction term of the remaining financing was 15 months. A summary of the portfolio equipment cost by category held at December 31, 1998 and 1997 is as follows:

                              December 31, 1998            December 31, 1997
                            --------------------        ---------------------
                               Cost      Percent           Cost       Percent

Manufacturing
  & production              $ 27,000     100.0%         $ 198,530      29.4%
Computer systems                -          -              193,059      28.5
Retail systems                  -          -               99,794      14.8
Copiers                         -          -               53,149       7.9
Telecommunications              -          -               41,535       6.1
Printing                        -          -               33,033       4.9
Material handling               -          -               27,258       4.0
Video production                -          -               16,975       2.5
Medical                         -          -               12,962       1.9
                            --------     ------         ---------     ------
                            $ 27,000     100.0%         $ 676,295     100.0%
                            ========     ======         =========     ======

     As of December 31, 1998, the Partnership had one financing transaction remaining. The financing is with McGinn Tool and Engineering; the monthly payments are $595 and the financing matures in March 2000. The General Partner is exploring the possibility of selling the lease and beginning the orderly termination of the Partnership's affairs.

Item 2.  Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 3.  Legal Proceedings

     The Partnership is not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

PART II

Item 5.  Market for the  Registrant's  Securities  and Related  Security  Holder
         Matters

     The Partnership's limited partnership interests are not publicly traded nor is there currently a market for the Partnership's limited partnership interests. It is unlikely that any such market will develop.

                                              Number of Equity Security Holders
Title of Class                                        as of December 31,
--------------                                ---------------------------------
                                                    1998              1997
                                                    ----              ----
Limited partners                                     223               225
General Partner                                        1                 1

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 6.  Selected Financial and Operating Data

                                       Years Ended December 31,
                       ----------------------------------------------------
                          1998      1997       1996       1995      1994
                          ----      ----       ----       ----      ----

Total revenues .....   $ 80,666   $105,935   $195,278   $203,905   $276,133
                       ========   ========   ========   ========   ========

Net income .........   $ 81,983   $ 90,421   $136,746   $ 84,037   $ 73,374
                       ========   ========   ========   ========   ========

Net income
 allocable to
 limited partners ..   $ 77,884   $ 85,900   $129,909   $ 79,835   $ 69,705
                       ========   ========   ========   ========   ========

Net income
 allocable to the
 General Partner ...   $  4,099   $  4,521   $  6,837   $  4,202   $  3,669
                       ========   ========   ========   ========   ========

Weighted average
 limited partnership
 units outstanding .      5,009      5,009      5,009      5,009      5,009
                       ========   ========   ========   ========   ========

Net income
 per weighted
 average limited
 partnership unit ..   $  15.55   $  17.15   $  25.94   $  15.94   $  13.92
                       ========   ========   ========   ========   ========

Distributions to
  limited partners .   $181,576   $225,405   $225,405   $225,533   $233,651
                       ========   ========   ========   ========   ========

Distributions to
  General Partner ..   $  9,557   $ 11,863   $ 11,863   $ 11,867   $ 12,297
                       ========   ========   ========   ========   ========


                                         December 31,
                       ------------------------------------------------
                         1998     1997      1996      1995      1994
                         ----     ----      ----      ----      ----


Total assets           $23,500  $137,992  $349,219  $599,104   $978,652
                        ======  ========  ========  ========   ========

Partners' equity       $12,957  $122,107  $ 93,954  $194,476   $347,839
                       =======  ========  ========  ========   ========

     The above selected financial and operating data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

                     ICON Cash Flow Partners, L.P., Series A
                        ( A Delaware Limited Partnership)

                                December 31, 1998

Item 7. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

   The Partnership's portfolio consisted one financing representing 100% of total investments and no finance leases at December 31, 1998, as compared to 98% and 2% of total investments, respectively, at December 31, 1997.
 .
Results of Operations

Years Ended December 31, 1998 and 1997

    Revenues for the year ended December 31, 1998 were $80,666, representing a decrease of $25,269 or 24% from 1997. The decrease in revenues was attributable to a decrease in net gain on sales or remarketing of equipment of $6,349 or 8%, a decrease in finance income of $16,098 or 87%, and a decrease in interest income and other of $2,822 or 59%. The decrease in net gain on sales or remarketing of equipment was due to a decrease in the number of leases maturing in which the underlying equipment was sold or remarketed, and proceeds received were in excess of the remaining carrying value of the equipment. Finance income decreased due to a decrease in the average size of the portfolio from 1997 to 1998. The decrease in interest income and other was a result of a decrease in the average cash balance from 1997 to 1998.

    Expenses for the year ended December 31, 1998 totaled a net credit of $1,317, representing a decrease of $16,831 or 108%. The decrease in expenses was attributable to a decrease in interest expense of $7,875 or 100%, a decrease in administrative expense reimbursements of $2,643 or 58% and a decrease in management fees of $1,549 or 61%. In addition, as a result of the ongoing analysis of delinquency trends and loss experience, an assessment of overall credit risk and the continued decline in portfolio balance, the Partnership reduced the allowance for doubtful accounts by $22,242. These changes were partially offset by an increase in general and administrative expense of $478 or 3%. Interest expense decreased as a result of a decrease in the average debt outstanding from 1997 to 1998. The decreases in administrative expense reimbursements and management fees are due to the decrease in the average size of the portfolio from 1997 to 1998. General and administrative expense increased as a result of legal and other professional fees incurred related to collection of receivables.

   Net income for the years ended December 31, 1998 and 1997 was $81,983 and $90,421, respectively. The net income per weighted average limited partnership unit was $15.55 and $17.15 for 1998 and 1997, respectively.

Years Ended December 31, 1997 and 1996

   Revenues for the year ended December 31, 1997 were $105,935, representing a decrease of $89,343 or 46% from 1996. The decrease in revenues was attributable to a decrease in net gain on sales or remarketing of equipment of $59,661 or 42%, a decrease in finance income of $27,215 or 59% and a decrease in interest income and other of $2,467 or 34%. The net gain on sales or remarketing of equipment decreased due to a reduction in the number of leases maturing in which the underlying equipment was sold or remarketed and proceeds received were in excess of the remaining carrying value of the equipment. Finance income decreased due to a decrease in the average size of the portfolio from 1996 to 1997. The decrease in interest income and other was a result of a decrease in the average cash balance from 1996 to 1997.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1998

    Expenses for the year ended December 31, 1997 were $15,514, representing a decrease of $43,018 or 73% from 1996. The decrease in expenses was attributable to a decrease in general and administrative expenses of $14,687 or 46%, a decrease in interest expense of $7,217 or 48%, a decrease in administrative expense reimbursements of $2,612 or 37%, a decrease in management fees of $1,502 or 37%, and a reduction of the allowance for doubtful accounts of $17,000. General and administrative expenses, administrative expense reimbursements and management fees decreased due to a decrease in the average size of the portfolio from 1996 to 1997. The decrease in interest expense resulted from a decrease in the average debt outstanding from 1996 to 1997. The reversal of the allowance for doubtful accounts was the result of the ongoing analysis of delinquency trends and loss experience, an assessment of overall credit risk and the continued decline in portfolio balance.

   Net income for the years ended December 31, 1997 and 1996 was $90,421 and $136,746, respectively. The net income per weighted average limited partnership unit was $17.15 and $25.94 for 1997 and 1996, respectively.

Liquidity and Capital Resources

    As of December 31, 1998, the Partnership had one financing transaction remaining. The financing is with McGinn Tool & Engineering; the monthly rents are $595 and the lease matures in March 2000. The General Partner is exploring the possibility of disposing of or terminating the lease early and beginning the orderly termination of the Partnership's affairs.

    The Partnership's primary sources of funds in 1998, 1997 and 1996 were net cash provided by operations of $24,760, $90,316 and $210,327, respectively, and proceeds from sales of equipment of $94,160, $112,356 and $202,787, respectively. These funds were used to pay cash distributions, and during 1996, to purchase equipment and make payments on borrowings.

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

    The Partnership's original reinvestment period expired on February 1, 1995, six years after the final closing date. In December 1994 the consent of the limited partners was solicited to amend the Partnership agreement of which 151 investors, representing a 74% majority of the limited partnership units outstanding, responded affirmatively and the amendments were adopted, effective January 31, 1995. The amendments: (1) extend the reinvestment period to February 1999, (2) allow the General Partners to lend to the Partnership for a term in excess of twelve months and up to $250,000 and (3) decrease management fees to a flat rate of 1% for all investments under management.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1998

    Cash distributions to limited partners in 1998, 1997 and 1996, which were paid quarterly, totaled $181,576, $225,405 and $225,405, respectively, of which $77,884, $85,900 and $129,909 was investment income and $103,692, $139,505 and
$95,496 was a return of capital, respectively. The quarterly annualized distribution rate to limited partners in 1998, 1997 and 1996 was 7.25%, 9.00% and 9.00%, respectively, of which 3.11%, 3.43% and 5.19% was investment income and 4.14%, 5.57% and 3.81% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the years ended December 31, 1998, 1997 and 1996 was $36.25, $45.00 and $45.00 of which $15.55, $17.15 and $25.94 was investment income and $20.70, $27.85 and $19.06 was a return of capital, respectively. As a result of a review and analysis of the Partnership's projected cash flow, the Partnership decreased the distribution rate to an annualized rate of 2%, effective for both the October 15, 1998 and January 15, 1999 distributions.

Year 2000 Issue

    The Year 2000 issue arose because many existing computer programs have been written using two digits rather than four to define the applicable year. As a result, programs could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operation of the affected businesses.

    The Partnership uses computer information systems provided by the General Partner and has no computer information systems of its own. The software related to the General Partner's primary computer information systems are provided by third party vendors. The General Partner has formally communicated with these vendors and has received assurance that their programs are Year 2000 compliant. In addition, the General Partner has gathered information about the Year 2000 readiness of significant vendors and third-party servicers and continues to monitor developments in this area. All of the General Partner's peripheral computer technologies, such as its network operating system and third party software applications, including payroll and electronic banking have been evaluated and have been found to be Year 2000 compliant. The ultimate impact of the Year 2000 issue on the Partnership will depend to a great extent on the manner in which the issue is addressed by the Partnership's lessees. Each of the Partnership's lessees will have a material self interest in resolving any Year 2000 issue, however, non-compliance on the part of a lessee could result in lost or delayed revenues to the Partnership. The effect of this risk to the Partnership is not determinable.

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

                                December 31, 1998

Item 8.  Financial Statements and Supplementary Data


                          Index to Financial Statements

                                                           Page Number
                                                           -----------
Independent Auditors' Report                                    12

Balance Sheets as of December 31, 1998 and 1997                 13

Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996                              14

Statements of Changes in Partners' Equity for
  the Years Ended December 31, 1998, 1997 and 1996              15

Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996                           16-17

Notes to Financial Statements                                18-23

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                              Financial Statements

                                December 31, 1998

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT




The Partners
ICON Cash Flow Partners, L.P., Series A:

We have audited the accompanying balance sheets of ICON Cash Flow Partners, L.P., Series A (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1, as of December 31, 1998, ICON Cash Flow Partners, L.P., Series A had one financing transaction remaining. The General Partner is exploring the possibility of disposing of or terminating the lease early and beginning the orderly termination of the partnership's affairs.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICON Cash Flow Partners, L.P., Series A as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                              /s/ KPMG LLP
                                              ---------------------------------
                                              KPMG LLP




March 12, 1999
New York, New York

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                  December 31,

                                                             1998       1997
                                                             ----       ----
        Assets

Cash .........................................              16,999   $  89,212
                                                         ---------   ---------

Investment in financings
   Receivables due in installments ...........               8,934      59,625
   Unearned income ...........................                (569)     (3,181)
   Allowance for doubtful accounts ...........              (1,864)    (19,407)
                                                         ---------   ---------
                                                             6,501      37,037
                                                         ---------   ---------

Investment in finance leases
   Minimum rents receivable ..................                --         4,062
   Unearned income ...........................                --        (1,212)
   Allowance for doubtful accounts ...........                --        (2,123)
                                                         ---------   ---------
                                                              --           727
                                                         ---------   ---------

Other assets .................................                --        11,016
                                                         ---------   ---------

Total assets .................................           $  23,500   $ 137,992
                                                         =========   =========

       Liabilities and Partners' Equity

Accounts payable - other .....................           $   9,818   $  14,840
Security deposits and deferred credits .......                 725       1,045
                                                         ---------   ---------
                                                            10,543      15,885
                                                         ---------   ---------
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner ...........................             179,299     184,757
   Limited partners (5,009 units outstanding,
     $500 per unit original issue price) .....            (166,342)    (62,650)
                                                         ---------   ---------

Total partners' equity .......................              12,957     122,107
                                                         ---------   ---------

Total liabilities and partners' equity .......           $  23,500   $ 137,992
                                                         =========   =========


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Operations

                        For the Years Ended December 31,


                                                         1998        1997       1996
                                                         ----        ----       ----
Revenues

   Net gain on sales or
     remarketing of equipment ...................... $  76,227   $  82,576   $ 142,237
   Finance income ..................................     2,459      18,557      45,772
   Interest income and other .......................     1,980       4,802       7,269
                                                     ---------   ---------   ---------

   Total revenues ..................................    80,666     105,935     195,278
                                                     ---------   ---------   ---------

Expenses

   General and administrative ......................    18,043      17,565      32,252
   Interest ........................................      --         7,875      15,092
   Administrative expense reimbursements
     - General Partner .............................     1,878       4,521       7,133
   Management fees - General Partner ...............     1,004       2,553       4,055
   Reversal of allowance for doubtful accounts .....   (22,242)    (17,000)       --
                                                     ---------   ---------   ---------

   Total expenses (credit) .........................    (1,317)     15,514      58,532
                                                     ---------   ---------   ---------

Net income ......................................... $  81,983   $  90,421   $ 136,746
                                                     =========   =========   =========

Net income allocable to:
   Limited partners ................................ $  77,884   $  85,900   $ 129,909
   General Partner .................................     4,099       4,521       6,837
                                                     ---------   ---------   ---------

                                                     $  81,983   $  90,421   $ 136,746
                                                     =========   =========   =========

Weighted average number of limited
   partnership units outstanding ...................     5,009       5,009       5,009
                                                     =========   =========   =========

Net income per weighted average
   limited partnership unit ........................ $   15.55   $   17.15   $   25.94
                                                     =========   =========   =========



See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

              For the Years Ended December 31, 1998, 1997, and 1996

                                Limited Partner Distributions

                                  Return of     Investment      Limited     General
                                   Capital        Income        Partners    Partner      Total
                                (Per weighted average unit)

Balance at
   December 31, 1995                                          $ 172,351    $ 22,125    $ 194,476

Cash distributions
   to partners                     $  19.06      $  25.94      (225,405)    (11,863)    (237,268)

Net income                                                      129,909       6,837      136,746
                                                              ---------    --------    ---------

Balance at
   December 31, 1996                                             76,855      17,099       93,954

Conversion of General Partner
   note payable to a
   capital contribution                                             -       175,000      175,000

Cash distributions
   to partners                     $  27.85      $17.15        (225,405)    (11,863)    (237,268)

Net income                                                       85,900       4,521       90,421
                                                              ---------    --------    ---------

Balance at
   December 31, 1997                                            (62,650)    184,757      122,107

Cash distributions
   to partners                     $  20.70      $ 15.55       (181,576)     (9,557)    (191,133)

Net income                                                       77,884       4,099       81,983
                                                              ---------    --------    ---------

Balance at
   December 31, 1998                                          $(166,342)   $179,299    $  12,957
                                                              =========    ========    =========





See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Years Ended December 31,

                                                                     1998         1997         1996
                                                                     ----         ----         ----
Cash flows from operating activities:
  Net income ..................................................   $  81,983    $  90,421    $ 136,746
                                                                  ---------    ---------    ---------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Net gain on sales or remarketing of equipment ..............     (76,227)     (82,576)    (142,237)
   Finance income portion of receivables
     paid directly to lenders by lessees ......................        --           --         (3,863)
   Interest expense on non-recourse
     financing paid directly by lessees .......................        --           --          2,508
   Changes in operating assets and liabilities:
    Collection of principal - non-financed receivables ........      49,020      176,604      206,054
    Allowance for doubtful accounts ...........................     (20,878)     (23,013)      (9,301)
    Accounts payable to General Partner
      and affiliates, net .....................................        --        (43,760)      12,071
    Accounts payable - other ..................................      (5,022)       1,765        6,906
    Accrued interest on General Partner loan ..................        --        (19,613)        --
    Security deposits and deferred credits ....................        (320)      (2,772)      (2,807)
    Other, net ................................................      (3,796)      (6,740)       4,250
                                                                  ---------    ---------    ---------

      Total adjustments .......................................     (57,223)        (105)      73,581
                                                                  ---------    ---------    ---------

      Net cash provided by operating activities ...............      24,760       90,316      210,327
                                                                  ---------    ---------    ---------

Cash flows from investing activities:
  Proceeds from sales of equipment ............................      94,160      112,356      202,787
  Equipment and receivables purchased .........................        --           --        (15,297)
                                                                  ---------    ---------    ---------

      Net cash provided by investing activities ...............      94,160      112,356      187,490
                                                                  ---------    ---------    ---------

Cash flows from financing activities:
  Cash distributions to partners ..............................    (191,133)    (237,268)    (237,268)
  Principal payments on term loan .............................        --           --       (116,500)
                                                                  ---------    ---------    ---------

     Net cash used in financing activities ....................    (191,133)    (237,268)    (353,768)
                                                                  ---------    ---------    ---------

Net (decrease) increase in cash ...............................     (72,213)     (34,596)      44,049

Cash, beginning of year .......................................      89,212      123,808       79,759
                                                                  ---------    ---------    ---------

Cash, end of year .............................................   $  16,999    $  89,212    $ 123,808
                                                                  =========    =========    =========


See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (Continued)

Supplemental Disclosures of Cash Flow Information

    Interest expense of $7,875 and $15,092 for the years ended December 31, 1997 and 1996, respectively, consisted of: interest expense on non-recourse financing paid directly to lenders by lessees of $0 and $2,508, respectively, interest on a term loan of $0 and $2,084, respectively, and interest on General Partner loans of $7,875 and $10,500, respectively. There was no interest expense incurred in 1998.

    During the years ended December 31, 1998, 1997 and 1996, non-cash activities included the following:

                                                1998         1997        1996
                                                ----         ----        ----
Principal and interest on finance
   receivables paid directly to
   lender by lessee                          $    -        $   -       $ 40,625
Principal and interest on non-recourse
   financing paid directly by lessee              -            -        (40,625)

Conversion of principal portion of notes
   payable - General Partner to a capital
   contribution                                   -          175,000       -
Capital contribution - General Partner            -         (175,000)      -
                                             ----------   ----------   ---------

                                             $    -       $   -        $   -
                                             ==========   ==========   =========


















See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                December 31, 1998

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

    As of December 31, 1998, the Partnership had one financing transaction remaining. The financing is with McGinn Tool & Engineering; the monthly payments are $595 and the financing matures in March 2000. The General Partner is exploring the possibility of disposing of or terminating the lease early and beginning the orderly termination of the Partnership's affairs.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

2.   Significant Accounting Policies

     Basis of Accounting and Presentation - The Partnership's records are maintained on the accrual basis. The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, management is required to disclose contingent assets and liabilities.

     Leases - The Partnership accounts for owned equipment leased to third parties as finance leases or operating leases, as appropriate. For finance leases, the Partnership records, at the inception of the lease, the total minimum lease payments receivable, the estimated unguaranteed residual values, the initial direct costs related to the leases and the related unearned income. Unearned income represents the difference between the sum of the minimum lease payments receivable plus the estimated unguaranteed residual minus the cost of the leased equipment. Unearned income is recognized as finance income over the terms of the related leases using the interest method.. Initial direct costs of finance leases are capitalized and are amortized over the terms of the related leases using the interest method. Each lease is expected to provide aggregate contractual rents that, along with residual proceeds, return the Partnership's cost of its investment along with investment income.

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

     Disclosures About Fair Value of Financial Instruments - Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments. Separate disclosure of fair value information as of December 31, 1998 and 1997 with respect to the Company's assets and liabilities is not provided because (i) SFAS No. 107 does not require disclosures about the fair value of lease arrangements and (ii) the carrying value of financial assets, other than lease related investments, and payables approximates market value.

     Allowance for Doubtful Accounts - The Partnership recorded provisions for bad debts to provide for estimated credit losses in the portfolio. The provision was based on an analysis of delinquency trends and loss experience and an assessment of overall credit risk. The Partnership's write-off policy is based on an analysis of the aging of the Partnership's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved for or written off when such analysis indicates that the probability of collection of the account is remote. In 1998 and 1997, the Partnership reversed $22,242 and $17,000 of amounts previously included in the allowance for doubtful accounts, respectively.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

     Income Taxes - No provision for income taxes has been made as the liability for such taxes is that of each of the partners rather than the Partnership.

     New Accounting Pronouncements - In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS No. 133 is not expected to have a material effect on the Partnership's net income, partners' equity or total assets.

3.   General Partner Capital Contribution

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

4.   Receivables Due in Installments

     Non-cancelable minimum annual amounts receivable on financings are as follows:

                         Year            Financings
                         ----            ----------
                         1999             $ 7,147
                         2000               1,787
                                          -------
                                          $ 8,934
                                          =======

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

5.    Allowance for Doubtful Accounts

      The allowance for doubtful accounts related to the investments in financings, finance leases and operating leases consisted of the following:

                                                                     Finance     Operating
                                                      Financings     Leases        Leases       Total

Balance at December 31, 1995 .......................   $ 19,920     $ 15,322     $  1,212     $ 36,454

      Accounts written-off .........................       --            (29)        --            (29)
      Recovery on accounts previously
        written-off ................................        500        8,830         --          9,330
                                                       --------     --------     --------     --------

Balance at December 31, 1996 .......................     20,420       24,123        1,212       45,755

      Transfer within accounts .....................     15,000      (15,000)        --           --
      Accounts written-off .........................     (6,013)        --           --         (6,013)
      Reversal of allowance for
        doubtful accounts ..........................    (10,000)      (7,000)        --        (17,000)
                                                       --------     --------     --------     --------

Balance at December 31, 1997 .......................     19,407        2,123        1,212       22,742

      Accounts written-off .........................     (3,136)        --           --         (3,136)
      Recovery on accounts
        previously written-off .....................      4,500         --           --          4,500
      Reversal of allowance for
        doubtful accounts ..........................    (18,907)      (2,123)      (1,212)     (22,242)
                                                       --------     --------     --------     --------

Balance at December 31, 1998 .......................   $  1,864     $   --       $   --       $  1,864
                                                       ========     ========     ========     ========

6.    Related Party Transactions

      During the years ended December 31, 1998, 1997 and 1996, the Partnership paid to the General Partner management fees of $1,004, $2,553 and $4,055 and administrative expense reimbursements of $1,878, $4,521 and $7,133, respectively. These items were charged to operations.

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

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements - Continued

7.     Tax Information (Unaudited)

       The following table reconciles net income for financial reporting purposes to income for federal income tax purposes for the years ended December 31:

                                              1998          1997         1996
                                              ----          ----         ----

Net income per financial statements        $ 81,983      $ 90,421      $136,746

Differences due to:
   Direct finance leases                     14,269        24,972        60,629
   Depreciation                              (5,315)      (15,273)         -
   Provision for losses                     (20,879)      (23,013)        9,356
   Loss on sale of equipment                (10,101)      (12,498)       (8,208)
   Other                                     (2,437)       (1,791)         -
                                           --------      --------      --------
Partnership income for
   federal income tax purposes             $ 57,520      $ 62,818      $198,523
                                           ========      ========      ========


   As of December 31, 1998, the partners' capital accounts included in the financial statements totaled $12,957 compared to the partners' capital accounts for federal income tax purposes of $1,007,723 (unaudited). The difference arises primarily from commissions reported as a reduction in the partners' capital for financial reporting purposes but not for federal income tax purposes, and temporary differences related to direct finance leases, depreciation and provision for losses.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10. Directors and Executive Officers of the Registrant's General Partner

     The General Partner, a Connecticut corporation, was formed in 1985. The General Partner's principal offices are located at 600 Mamaroneck Avenue, Harrison, New York 10528-1632, and its telephone number is (914) 698-0600. The officers of the General Partner have extensive experience with transactions involving the acquisition, leasing, financing and disposition of equipment, including acquiring and disposing of equipment subject to leases and full financing transactions.

     The manager of the Partnership's business is the General Partner. The General Partner is engaged in a broad range of equipment leasing and financing activities. Through its sales representatives and through various broker relationships throughout the United States, the General Partner offers a broad range of equipment leasing services.

The General Partner is performing or causing to be performed certain functions relating to the management of the equipment of the Partnership. Such services include the collection of lease payments from the lessees of the equipment, re-leasing services in connection with equipment which is off-lease, inspections of the equipment, liaison with the general supervision of lessees to assure that the equipment is being properly operated and maintained, monitoring performance by the lessees of their obligations under the leases and the payment of operating expenses.

The officers and directors of the General Partner are as follows:

    Beaufort J.B. Clarke       Chairman, Chief Executive Officer and Director

    Paul B. Weiss              President and Director

    Thomas W. Martin           Executive Vice President and Director

    Kevin F. Redmond           Chief Financial Officer

     Beaufort J. B. Clarke, age 53, is Chairman, Chief Executive Officer and Director of both the General Partner and ICON Securities Corp. (the "Dealer-Manager"). Prior to his present position, Mr. Clarke was founder and the President and Chief Executive Officer of Griffin Equity Partners, Inc. Mr. Clarke formerly was an attorney with Shearman and Sterling and has over 20 years of senior management experience in the United States leasing industry.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1998

     Paul B. Weiss, age 38, is President and Director of the General Partner. Mr. Weiss has been exclusively engaged in lease portfolio acquisitions since 1988 from his affiliations with Griffin Equity Partners (as Executive Vice President and co-founder in 1993); Gemini Financial Holdings (as Senior Vice President-Portfolio Acquisitions and a member of the executive committee from 1991-1993) and Pegasus Capital Corporation (as Vice President-Portfolio Acquisitions). He was previously an investment banker and a commercial banker.

     Thomas W. Martin, age 45, is Executive Vice President of the General Partner and Director of the Dealer-Manager. Prior to his present position, Mr. Martin was the Executive Vice President and Chief Financial Officer of Griffin Equity Partners, Inc. Mr. Martin has 14 years of senior management experience in the leasing business.

     Kevin F. Redmond, age 36, is Chief Financial Officer of both the General Partner and the Dealer-Manager. Prior to his present position, Mr. Redmond was Vice President and Controller of the General Partner, Manager of Accounting at NationsCredit Corp. and Audit Manager with the accounting firm of Deloitte & Touche.

Item 11.  Executive Compensation

     The Partnership has no directors or officers. The General Partner and its affiliates were paid or accrued the following compensation and reimbursement for costs and expenses for the years ended December 31, 1998, 1997 and 1996.


                                           Type of
     Entity             Capacity        Compensation       1998    1997    1996
     ------             --------        ------------       ----    ----    ----
ICON Capital Corp.   General Partner   Administrative
                                         expense
                                         Reimbursements   $1,878 $ 4,521 $ 7,133
ICON Capital Corp.   General Partner   Interest               -    7,875  10,500
ICON Capital Corp.   General Partner   Management fees     1,004   2,553   4,055
                                                          ------ ------- -------
                                                          $2,882 $14,949 $21,688
                                                          ====== ======= =======

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1998

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) The Partnership is a limited partnership and therefore does not have voting shares of stock. No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of securities of the Partnership.

(b) As of March 15, 1999, Directors and Officers of the General Partner do not own any equity securities of the Partnership.

(c) The General Partner owns the equity securities of the Partnership set forth in the following table:

     Title of Class          Amount Beneficially Owned         Percent of Class
     --------------          -------------------------         ----------------
General Partner Interest   Represents initially a 5% and             100%
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

       See Item 11 for a discussion of the Partnership's related party transactions.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1998

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Partnership during the quarter ended December 31, 1998.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                                December 31, 1998

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

                                  ICON CASH FLOW PARTNERS, L.P., Series A
                                  File No. 2-99858 (Registrant)
                                  By its General Partner, ICON Capital Corp.


Date:  March 30, 1999             /s/ Beaufort J. B. Clarke
                                  ----------------------------------------------
                                  Beaufort J. B. Clarke
                                  Chairman, Chief Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

ICON Capital Corp.
sole General Partner of the Registrant

Date:  March 30, 1999            /s/ Beaufort J. B. Clarke
                                 -------------------------
                                 Beaufort J. B. Clarke
                                 Chairman, Chief Executive Officer and Director



Date:  March 30, 1999            /s/ Paul B. Weiss
                                 -----------------
                                 Paul B. Weiss
                                 President and Director


Date:  March 30, 1999            /s/ Kevin F. Redmond
                                 --------------------
                                 Kevin F. Redmond
                                 Chief Financial Officer
                                 (Principal Financial and Account Officer)


Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrant Which have not Registered Securities Pursuant to
Section 12 of the Act

No annual report or proxy material has been sent to security holders. An annual report will be sent to the limited partners and a copy will be forwarded to the Commission.