Form 10-Q
period 1999-03-31
ICON CASH FLOW PARTNERS L P SERIES A
filed 1999-05-13
CIK 775346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                             March 31, 1999
                     ------------------------------------------

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

                                 Balance Sheets

                                   (unaudited)

                                                                March 31,  December 31,
                                                                  1999         1998
                                                                ---------  ------------
        Assets

Cash .......................................................   $   2,557    $  16,999
                                                               ---------    ---------


Investment in financings
   Receivables due in installments .........................       7,147        8,934
   Unearned income .........................................        (365)        (569)
   Allowance for doubtful accounts .........................      (1,000)      (1,864)
                                                               ---------    ---------
                                                                   5,782        6,501
                                                               ---------    ---------

Accounts receivable from General Partner and affiliates, net       1,831         --
                                                               ---------    ---------

Total assets ...............................................   $  10,170    $  23,500
                                                               =========    =========

       Liabilities and Partners' Equity

Accounts payable - other ...................................   $  10,038    $   9,818
Security deposits and deferred credits .....................        --            725
                                                               ---------    ---------
                                                                  10,038       10,543
                                                               ---------    ---------
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner .........................................     178,658      179,299
   Limited partners (5,009 units outstanding,
     $500 per unit original issue price) ...................    (178,526)    (166,342)
                                                               ---------    ---------

Total partners' equity .....................................         132       12,957
                                                               ---------    ---------

Total liabilities and partners' equity .....................   $  10,170    $  23,500
                                                               =========    =========





See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Operations

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                      1999        1998
                                                      ----        ----
Revenues

   Finance income ..............................   $    204    $  1,157
   Interest income and other ...................         22       1,108
   Net gain on sales or remarketing of equipment       --        12,429
                                                   --------    --------

   Total revenues ..............................        226      14,694
                                                   --------    --------

Expenses

   General and administrative ..................        658         787
   Administrative expense reimbursements
     - General Partner .........................         48         888
   Management fees - General Partner ...........         27         507
   Reversal of allowance for doubtful accounts .       (864)    (16,213)
                                                   --------    --------

   Total expenses ..............................       (131)    (14,031)
                                                   --------    --------

Net income .....................................   $    357    $ 28,725
                                                   ========    ========

Net income allocable to:
   Limited partners ............................   $    339    $ 27,289
   General Partner .............................         18       1,436
                                                   --------    --------

                                                   $    357    $ 28,725
                                                   ========    ========

Weighted average number of limited
   partnership units outstanding ...............      5,009       5,009
                                                   ========    ========

Net income per weighted average
   limited partnership unit ....................   $    .07    $   5.45
                                                   ========    ========



See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                  For the Three Months Ended March 31, 1999 and
                the Years Ended December 31, 1998, 1997, and 1996

                                Limited Partner Distributions

                                  Return of     Investment            Limited      General
                                   Capital        Income              Partners     Partner       Total
                                 (Per weighted average unit)

Balance at
   December 31, 1995                                                 $ 172,351    $ 22,125     $ 194,476

Cash distributions
   to partners                     $  19.06      $  25.94             (225,405)    (11,863)     (237,268)

Net income                                                             129,909       6,837       136,746
                                                                     ---------    --------     ---------

Balance at
   December 31, 1996                                                    76,855      17,099        93,954

Conversion of General Partner
   note payable to a
   capital contribution                                                    -       175,000       175,000

Cash distributions
   to partners                     $  27.85      $  17.15             (225,405)    (11,863)     (237,268)

Net income                                                              85,900       4,521        90,421
                                                                     ---------    --------     ---------

Balance at
   December 31, 1997                                                   (62,650)    184,757       122,107

Cash distributions
   to partners                     $  20.70      $  15.55             (181,576)     (9,557)     (191,133)

Net income                                                              77,884       4,099        81,983
                                                                     ---------    --------     ---------

Balance at
   December 31, 1998                                                  (166,342)    179,299        12,957

Cash distributions
   to partners                     $   2.43      $    .07              (12,523)       (659)      (13,182)

Net income                                                                 339          18           357
                                                                     ---------    --------     ---------

Balance at March 31, 1999                                            $(178,526)   $178,658     $     132
                                                                     =========    ========     =========

See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                      For the Three Months Ended March 31,

                                   (unaudited)

                                                                      1999       1998
                                                                      ----       ----
Cash flows from operating activities:
  Net income ...................................................   $    357    $ 28,725
                                                                   --------    --------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Reversal of provision for bad debt ..........................       (864)    (16,213)
   Net gain on sales or remarketing of equipment ...............       --       (12,429)
   Changes in operating assets and liabilities:
    Collection of principal - non-financed receivables .........      1,583      33,246
    Accounts receivable from General Partner and affiliates, net     (1,831)       --
    Accounts payable to General Partner and affiliates, net ....       --       (43,106)
    Accounts payable - other ...................................        220      (2,168)
    Security deposits and deferred credits .....................       (725)     30,134
    Other, net .................................................       --           (75)
                                                                   --------    --------
       Total adjustments .......................................     (1,617)    (10,611)
                                                                   --------    --------

      Net cash provided by (used in) operating activities ......     (1,260)     18,114
                                                                   --------    --------

Cash flows from investing activities:
  Proceeds from sales of equipment .............................       --        18,582
                                                                   --------    --------

      Net cash provided by investing activities ................       --        18,582
                                                                   --------    --------

Cash flows from financing activities:
  Cash distributions to partners ...............................    (13,182)    (59,317)
                                                                   --------    --------

      Net cash used in financing activities ....................    (13,182)    (59,317)
                                                                   --------    --------

Net decrease in cash ...........................................    (14,442)    (22,621)

Cash at beginning of period ....................................     16,999      89,212
                                                                   --------    --------

Cash at end of period ..........................................   $  2,557    $ 66,591
                                                                   ========    ========





See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                      Statements of Cash Flows (continued)

Supplemental Disclosures of Cash Flow Information

      There was no interest expense incurred in the three months ended March 31, 1999 and 1998.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1999

                                   (unaudited)

1.    Basis of Presentation

      The financial statements of ICON Cash Flow Partners, L.P., Series A (the "Partnership") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of income for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information represented not misleading. The results for the interim period are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes included in the Partnership's 1998 Annual Report on Form 10-K.

2.    Liquidation and Winding-Down of Partnership Affairs

      As of the date of this report the General Partner is winding-down the affairs of the Partnership and hopes to do so prior to the end of 1999 to avoid additional year end expenses. The General Partner believes that the Partnership's remaining cash flow approximates its remaining expenses and no further cash distributions are likely.

3.    Related Party Transactions

     Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the three months ended March 31, 1999 and 1998 are as follows:

                                           1999     1998
                                           ----     ----

 Administrative expense reimbursements   $   48   $  888  Charged to operations

 Management fees .....................       27      507  Charged to operations
                                         ------   ------

 Total ...............................   $   75   $1,395
                                         ======   ======

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

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of one financing representing 100% of total investments and no finance or operating leases at March 31, 1999 as compared to 83%, 7% and less than 1% of total investments at March 31, 1998, respectively.

Results of Operations for the Three Months Ended March 31, 1999 and 1998

      Revenues for the three months ended March 31, 1999 were $226, representing a decrease of $14,468 or 98% from 1998 . The decrease in revenues is attributable to a decrease in finance income of $953 or 82%, a decrease in interest income and other of $1,086 or 98% and a decrease in net gain on sales or remarketing of equipment of $12,429. The decrease in finance income resulted from a decrease in the average size of the portfolio from 1998 to 1999. The decrease in interest income and other was the result of a decrease in late charges collected.
There was no gain on sales or remarketing of equipment in 1999.

      Expenses for the three months ended March 31,1999 were a net credit of $131 as compared to a net credit of $14,031 for the three months ended March 31, 1998. Expenses increased due primarily to the $16,213 reduction in the allowance for doubtful accounts in 1998. There was an $864 reduction in the allowance for doubtful accounts in 1999. This increase was partially offset by a decrease in administrative expense reimbursements of $840 or 95%, a decrease in management fees of $480 or 95% and a decrease in general and administrative expense of $129 or 16%. Administrative expense reimbursements, management fees and general and administrative expenses decreased due to the decrease in the average size of the portfolio from 1998 to 1999.

      Net income for the three months  ended March  31,1999 and 1998 was $357
and  $28,725,   respectively.  The  net  income  per  weighted  average  limited partnership unit was $.07 and $5.45 for 1999 and 1998, respectively.

Liquidity and Capital Resources

      As of the date of this report the General Partner is winding-down the affairs of the Partnership and hopes to do so prior to the end of 1999 to avoid additional year-end expenses. The General Partner believes that the Partnership's remaining cash flow approximates its remaining expenses and no further cash distributions are likely.

      The Partnership's primary sources of funds for the three months ended March 31, 1999 and 1998 were collection of principal on non-financed receivables of $1,583 and $33,246, respectively, and proceeds from sales of equipment of $18,582 in 1998. These funds were used to fund cash distributions.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

      Cash distributions to limited partners for the three months ended March 31, 1999 and 1998, which were paid quarterly, totaled $12,523 and $56,351, respectively, of which $339 and $27,289 was investment income and $12,184 and $29,062 was a return of capital, respectively. The quarterly annualized distribution rate was 2.0% for 1999 and 9.00% for 1998, of which .05% and 2.08% was investment income, respectively, and 1.95% and 6.92% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the three months ended March 31, 1999 and 1998 was $2.50 and $11.25, respectively, of which $.07 and $5.45 was investment income and $2.43 and $5.80 was a return of capital, respectively.

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

    The Partnership uses computer information systems provided by the General Partner and has no computer information systems of its own. The software related to the General Partner's primary computer information systems are provided by third party vendors. The General Partner has formally communicated with these vendors and has received assurance that their programs are Year 2000 compliant. In addition, the General Partner has gathered information about the Year 2000 readiness of significant vendors and third-party servicers and continues to monitor developments in this area. All of the General Partner's peripheral computer technologies, such as its network operating system and third party software applications, including payroll and electronic banking have been evaluated and have been found to be Year 2000 compliant. The ultimate impact of the Year 2000 issue on the Partnership will depend to a great extent on the manner in which the issue is addressed by the Partnership's customer.

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

No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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

                                   ICON CASH FLOW PARTNERS, L.P., SERIES A
                                   File No. 2-99858 (Registrant)
                                   By its General Partner,
                                   ICON Capital Corp.



May 13, 1999                       /s/ Kevin F. Redmond
------------                       ---------------------------------------------
    Date                           Kevin F. Redmond
                                   Chief Financial Officer
                                   (Principal financial and account officer of
                                   the General Partner of the Registrant)