Form 10-Q
period 1999-06-30
ICON CASH FLOW PARTNERS L P SERIES A
filed 1999-08-13
CIK 775346

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the period ended                             June 30, 1999
                     -----------------------------------------------------------

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

                                 Balance Sheets

                                   (unaudited)

                                                                 June 30,   December 31,
                                                                   1999        1998
        Assets

Cash .......................................................   $   1,838    $  16,999
                                                               ---------    ---------

Accounts receivable from General Partner and affiliates, net       1,800         --
                                                               ---------    ---------

Investment in financings
   Receivables due in installments .........................        --          8,934
   Unearned income .........................................        --           (569)
   Allowance for doubtful accounts .........................        --         (1,864)
                                                               ---------    ---------
                                                                    --          6,501
                                                               ---------    ---------


Total assets ...............................................   $   3,638    $  23,500
                                                               =========    =========

       Liabilities and Partners' Equity

Accounts payable - other ...................................   $   6,539    $   9,818
Security deposits and deferred credits .....................        --            725
                                                               ---------    ---------
                                                                   6,539       10,543
                                                               ---------    ---------
Commitments and Contingencies

Partners' equity (deficiency)
   General Partner .........................................     178,506      179,299
   Limited partners (5,009 units outstanding,
     $500 per unit original issue price) ...................    (181,407)    (166,342)
                                                               ---------    ---------

Total partners' equity .....................................      (2,901)      12,957
                                                               ---------    ---------

Total liabilities and partners' equity .....................   $   3,638    $  23,500
                                                               =========    =========





See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Operations

                                   (unaudited)

                                            For the Three Months     For the Six Months
                                               Ended June 30,          Ended June 30,
                                              1999       1998         1999       1998
                                              ----       ----         ----       ----
Revenues

   Finance income ......................   $     58    $    511    $    262    $  1,668
   Interest income and other ...........          7         350          29       1,458
   Net gain (loss) on sales or
     remarketing of equipment ..........     (1,245)     19,179      (1,245)     31,608
                                           --------    --------    --------    --------

   Total revenues ......................     (1,180)     20,040        (954)     34,734
                                           --------    --------    --------    --------

Expenses

   General and administrative ..........      2,799      10,298       3,457      11,085
   Administrative expense reimbursements
     - General Partner .................         36         392          84       1,280
   Management fees - General Partner ...         18         224          45         731
   Reversal of allowance for
      doubtful accounts ................     (1,000)       --        (1,864)    (16,213)
                                           --------    --------    --------    --------

   Total expenses ......................      1,853      10,914       1,722      (3,117)
                                           --------    --------    --------    --------

Net income (loss) ......................   $ (3,033)   $  9,126    $ (2,676)   $ 37,851
                                           ========    ========    ========    ========

Net income (loss) allocable to:
   Limited partners ....................   $ (2,881)   $  8,670    $ (2,542)   $ 35,958
   General Partner .....................       (152)        456        (134)      1,893
                                           --------    --------    --------    --------

                                           $ (3,033)   $  9,126    $ (2,676)   $ 37,851
                                           ========    ========    ========    ========

Weighted average number of limited
   partnership units outstanding .......      5,009       5,009       5,009       5,009
                                           ========    ========    ========    ========

Net income (loss) per weighted average
   limited partnership unit ............   $   (.58)   $   1.73    $   (.51)   $   7.18
                                           ========    ========    ========    ========






See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                    Statements of Changes in Partners' Equity

                   For the Six Months Ended June 30, 1999 and
                        the Year Ended December 31, 1998

                                Limited Partner Distributions

                                   Return of    Investment       Limited     General
                                    Capital       Income        Partners     Partner        Total
                                 (Per weighted average unit)
Balance at
   December 31, 1997                                          $   (62,650)  $ 184,757   $   122,107

Cash distributions
   to partners                     $  20.70      $ 15.55         (181,576)     (9,557)     (191,133)

Net income                                                         77,884       4,099        81,983
                                                              -----------   ---------   -----------

Balance at
   December 31, 1998                                             (166,342)    179,299        12,957

Cash distributions
   to partners                     $   2.50      $ -              (12,523)       (659)      (13,182)

Net loss                                                           (2,542)       (134)       (2,676)
                                                              ------------  ----------  -----------

Balance at June 30, 1999                                      $  (181,407)  $  178,506  $    (2,901)
                                                              ===========   ==========  ===========






See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                        For the Six Months Ended June 30,

                                   (unaudited)

                                                                     1999         1998
                                                                     ----         ----
Cash flows from operating activities:
  Net (loss) income ............................................   $  (2,676)   $  37,851
                                                                   ---------    ---------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Reversal of provision for bad debt ..........................      (1,864)        --
   Net gain (loss) on sales or remarketing of equipment ........       1,245      (31,608)
   Changes in operating assets and liabilities:
    Collection of principal - non-financed receivables .........       2,120       40,058
    Accounts receivable from General Partner and affiliates, net      (1,800)      (3,342)
    Accounts payable - other ...................................      (3,279)      (3,186)
    Security deposits and deferred credits .....................        (725)      17,594
    Other, net .................................................        --         10,558
                                                                   ---------    ---------
       Total adjustments .......................................      (4,303)      30,074
                                                                   ---------    ---------

      Net cash (used in) provided by operating activities ......      (6,979)      67,925
                                                                   ---------    ---------

Cash flows from investing activities:
  Proceeds from sales of equipment .............................       5,000       23,299
                                                                   ---------    ---------

      Net cash provided by investing activities ................       5,000       23,299
                                                                   ---------    ---------

Cash flows from financing activities:
  Cash distributions to partners ...............................     (13,182)    (118,634)
                                                                   ---------    ---------

      Net cash used in financing activities ....................     (13,182)    (118,634)
                                                                   ---------    ---------

Net decrease in cash ...........................................     (15,161)     (27,410)

Cash at beginning of period ....................................      16,999       89,212
                                                                   ---------    ---------

Cash at end of period ..........................................   $   1,838    $  61,802
                                                                   =========    =========





See accompanying notes to financial statements.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements
                                  June 30, 1999

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

2.    Liquidation and Winding-Down of Partnership Affairs

      As of the date of this report the Partnership has no remaining leases or financing transactions. The remaining cash in the Partnership will be used toward payment of a portion of the existing liabilities. The balance of the existing liabilities will be paid by the General Partner. The Partnership will not make any further cash distributions. Pursuant to Section IV 1.(q) of the Amended and Restated Agreement of Limited Partnership ICON Cash Flow Partners, L.P. Series A (the "Partnership Agreement"), the General Partner formally notified, in writing, the limited partners on August 4, 1999 of the General Partner's intent to terminate the Partnership on October 15, 1999 under Section IV 1.(q) of the Partnership Agreement.

3.    Related Party Transactions

      Fees and other expenses paid or accrued by the Partnership to the General Partner or its affiliates for the six months ended June 30, 1999 and 1998 are as follows:

                               1999         1998
                               ----         ----

Administrative expense
  reimbursements              $  84       $ 1,280      Charged to operations

Management fees                  45           731      Charged to operations
                              -----       -------

Total                         $ 129       $ 2,011
                              =====       =======

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

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

Item 2. General Partner's Discussion and Analysis of Financial Condition and Results of Operations

      The Partnership's portfolio consisted of no financings, finance leases or operating leases at June 30, 1999 as compared to 95%, 5% and less than 1% of total investments at June 30, 1998, respectively.

Results of Operations for the Three Months Ended June 30, 1999 and 1998

         Revenues for the three months ended June 30, 1999 were a net debit of $1,180, representing a decrease of $21,220 or 106% from 1998. The decrease in revenues is attributable to a loss on sales or remarketing of equipment of $1,245 for the three months ended June 30, 1999 compared to a gain on sales or remarketing of equipment of $19,179 for the three months ended June 30, 1998, a decrease in finance income of $453 or 89% and a decrease in interest income and other of $343 or 98%. The Partnership sold its remaining financing transaction during the three months ended June 30, 1999 at a loss of $1,245. The decrease in finance income resulted from the Partnership's sale of its one remaining financing transaction in May 1999. The decrease in interest income and other was the result of a decrease in late charges collected.

         Expenses for the three months ended June 30,1999 were $1,853 representing a decrease of $9,061 or 83% from 1998. Expenses decreased due to a decrease in general and administrative expenses of $7,499 or 73%, a decrease in administrative expense reimbursements of $356 or 91% and a decrease in management fees of $206 or 92%. This decrease was partially offset by a reversal of the provision for bad debts of $1,000. General and administrative expenses, administrative expense reimbursements and management fees decreased due to the decrease in the average size of the finance lease portfolio from 1998 to 1999. As a result of the Partnership's sale of its remaining financing transaction, the Partnership recorded a reversal of the $1,000 provision for bad debts.

         Net income (loss) for the three months ended June 30, 1999 and 1998 was $(3,033) and $9,126, respectively. The net income (loss) per weighted average limited partnership unit was $(.58) and $1.73 for 1999 and 1998, respectively.

Results of Operations for the Six Months Ended June 30, 1999 and 1998

         Revenues for the six months ended June 30, 1999 were a net debit of $954, representing a decrease of $35,688 or 103% from 1998. The decrease in revenues is attributable to a loss on sales or remarketing of equipment of $1,245 for the six months ended June 30, 1999 compared to a gain on sales or remarketing of equipment of $31,608 for the six months ended June 30, 1998, a decrease in finance income of $1,406 or 84% and a decrease in interest income and other of $1,429 or 98%. The Partnership sold its remaining financing transaction during the six months ended June 30, 1999 at a loss of $1,245. The decrease in finance income resulted from the Partnership's sale of its one remaining financing transaction in May 1999. The decrease in interest income and other was the result of a decrease in late charges collected.

         Expenses for the six months ended June 30,1999 were $1,722 representing an increase of $4,839 from 1998. The increase in expenses was the result of a reversal of provision for bad debts of $1,864 for the six months ended June 30, 1999 compared to a reversal of provision for bad debts of $16,213 for the six months ended June 30, 1999. This increase was partially offset by a decrease in

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

general   and   administrative   expense  of  $7,628  or  69%,  a  decrease   in
administrative expense reimbursements of $1,196 or 93% and a decrease in management fees of $686 or 94%. General and administrative expenses, administrative expense reimbursements and management fees decreased due to the decrease in the average size of the finance lease portfolio from 1998 to 1999. As a result of the Partnership's sale of its remaining financing transactions, the Partnership recorded a reversal of the $1,864 provision for bad debts.

         Net income (loss) for the six months ended June 30, 1999 and 1998 was $(2,676) and $37,851, respectively. The net income (loss) per weighted average limited partnership unit was $(.51) and $7.18 for 1999 and 1998, respectively.

Liquidity and Capital Resources

      As of the date of this report the Partnership has no remaining leases or financing transactions. The remaining cash in the Partnership will be used toward payment of a portion of the existing liabilities. The balance of the liabilities will be paid by the General Partner. The Partnership will not make any further cash distributions.

      The Partnership's primary sources of funds for the six months ended June 30, 1999 and 1998 were collection of principal on non-financed receivables of $2,120 and $40,058, respectively, and proceeds from sales of equipment of $5,000 and $23,299, respectively. These funds were used to fund cash distributions.

      Cash distributions to limited partners for the six months ended June 30, 1999 and 1998, which were paid quarterly, totaled $12,523 and $112,702, respectively, of which $0 and $35,958 was investment income and $12,523 and $76,744 was a return of capital, respectively. The monthly annualized distribution rate was 1% for 1999 and 9.00% for 1998, of which 0% and 2.88% was investment income, respectively, and 1% and 6.12% was a return of capital, respectively, calculated as a percentage of each partner's initial capital contribution. The limited partner distribution per weighted average unit outstanding for the six months ended June 30, 1999 and 1998 was $2.50 and $22.50, respectively, of which $0 and $7.18 was investment income and $2.50 and $15.32 was a return of capital, respectively.

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

    The Partnership uses computer information systems provided by the General Partner and has no computer information systems of its own. The software related to the General Partner's primary computer information systems are provided by third party vendors. The General Partner has formally communicated with these vendors and has received assurance that their programs are Year 2000 compliant. In addition, the General Partner has gathered information about the Year 2000 readiness of significant vendors and third-party servicers and continues to monitor developments in this area. All of

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)

the General Partner's peripheral computer technologies, such as its network operating system and third party software applications, including payroll and electronic banking have been evaluated and have been found to be Year 2000 compliant. The Partnership does not expect Year 2000 issues to impact its business as it is planning to liquidate before the end of 1999.

                     ICON Cash Flow Partners, L.P., Series A
                        (A Delaware Limited Partnership)


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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

                                      ICON CASH FLOW PARTNERS, L.P., SERIES A
                                      File No. 2-99858 (Registrant)
                                      By its General Partner,
                                      ICON Capital Corp.



August 12, 1999                       /s/ Patricia A. Walsh
---------------                       ------------------------------------------
     Date                             Patricia A. Walsh
                                      Vice President and Controller
                                      (Principal financial and account officer
                                      of the General Partner of the Registrant)